Form 10-Q
period 2010-06-30
Hicks Acquisition CO II, Inc.
filed 2010-11-19
CIK 1416995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-54151

HICKS ACQUISITION COMPANY II, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-0611167 (I.R.S. Employer Identification No.)
100 Crescent Court, Suite 1200, Dallas, Texas 75201
(214) 615-2300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of November 19, 2010, the registrant had 17,464,286 shares of its common stock, par value $0.0001 per share, outstanding.

HICKS ACQUISITION COMPANY II, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HICKS ACQUISITION COMPANY II, INC.
(a Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30, 2010	June 16, 2010
	(unaudited)
ASSETS
Current assets:
Cash	$210,115	$250,000
Noncurrent asset:
Deferred offering costs	342,537	105,000

Total assets	$552,652	$355,000

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$365,769	$110,000
Note payable—related party	225,000	225,000

Total current liabilities	590,769	335,000

Commitments and contingencies
Stockholder’s equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; none issued or outstanding at June 30, 2010 and June 16, 2010	—	—
Common stock, $0.0001 par value. Authorized 225,000,000 shares; 3,285,714 shares issued and outstanding at June 30, 2010 and June 16, 2010	329	329
Additional paid-in capital	24,671	24,671
Deficit accumulated during the development stage	(63,117)	(5,000)

Total stockholder’s (deficit) equity	(38,117)	20,000

Total liabilities and stockholder’s (deficit) equity	$552,652	$355,000

HICKS ACQUISITION COMPANY II, INC.
(a Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS
(unaudited)
For the Period from June 15, 2010 (inception) to June 30, 2010

Formation and operating costs	$5,037
Professional fees	58,080

Net operating loss and net loss	$(63,117)

Loss per common share:
Basic and diluted	$(0.02)

Average common shares outstanding:
Basic and diluted	3,285,714

HICKS ACQUISITION COMPANY II, INC.
(a Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)
For the Period from June 15, 2010 (inception) to June 30, 2010

				Deficit
				Accumulated
			Additional	During the	Stockholder’s
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Initial capital from founding stockholder for cash	3,285,714	$329	$24,671	$—	$25,000
Net loss (unaudited)	—	—	—	(63,117)	(63,117)

Balance at June 30, 2010 (unaudited)	3,285,714	$329	$24,671	$(63,117)	$(38,117)

HICKS ACQUISITION COMPANY II, INC.
(a Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)
For the Period from June 15, 2010 (inception) to June 30, 2010

Cash flows from operating activities:
Net loss	$(63,117)
Change in operating assets and liabilities:
Accounts payable and accrued expenses	63,131

Net cash provided by operating activities	14

Cash flows from financing activities:
Proceeds from note payable—related party	225,000
Proceeds from sale of common stock	25,000
Payment of deferred offering costs	(39,899)

Net cash provided by financing activities	210,101

Increase in cash	210,115
Cash at inception	—

Cash at June 30, 2010	$210,115

Supplemental disclosure of noncash financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$302,638

HICKS ACQUISITION COMPANY II, INC.
(a Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Interim Financial Information
These unaudited condensed financial statements as of June 30, 2010, the results of operations for the period from June 15, 2010 (inception) through June 30, 2010, and cash flows for the period from June 15, 2010 (inception) through June 30, 2010, have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of Hicks Acquisition Company II, Inc. (the “Company”). In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year.
Note 2 — Organization and Nature of Business Operations
The Company is a newly organized blank check company formed on June 15, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
The Company’s sponsor is HH-HACII, L.P. (the “Sponsor”). At June 30, 2010, the Company had not commenced any operations. All activity through June 30, 2010 relates to the Company’s formation and the proposed public offering described below in Note 4. The Company has selected December 31 as its fiscal year-end.
The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through a proposed public offering as discussed in Note 4. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the proposed public offering, although substantially all of the net proceeds of the proposed public offering are intended to be generally applied toward effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company’s efforts in identifying prospective target businesses will not be limited to a particular industry, geographic region or minimum transaction value for purposes of consummating an initial business combination. Instead, the Company intends to focus on various industries and target businesses that may provide significant opportunities for growth.
Net proceeds of $149.25 million from the proposed public offering and simultaneous private placement of the Sponsor Warrants (as defined below in Note 5) will be held in a trust account. Except for a portion of the interest income earned on the trust account balance that may be released to the Company to pay any income and franchise taxes and to fund the Company’s working capital requirements, and any amounts necessary to purchase up to 15% of the Public Shares (as defined below in Note 4) if the Company seeks stockholder approval for its initial business combination, none of the funds held in the trust account will be released until the earlier of the completion of the Company’s initial business combination and the redemption of 100% of the Public Shares if the Company is unable to consummate a business combination within 21 months from the closing of the proposed public offering (subject to the requirements of law). The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of Public Shares (the “Public Stockholders”).
The Company will provide its stockholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less franchise and income taxes payable, upon the consummation of the Company’s initial business combination, subject to the limitations described herein. There will be no redemption rights with respect to outstanding warrants, which will expire worthless in the event the Company does not consummate a business combination. Unlike many other blank check companies that hold stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and provide for related redemptions of public shares for cash upon consummation of such initial business combinations even when a vote is not required by law, the Company intends to consummate its initial business combination and conduct the redemptions without a stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulate issuer tender offers, and the Company will file tender offer documents with the Securities and Exchange Commission (the “SEC”). The tender offer documents will contain substantially the same financial and other information about the Company’s initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. In the event the Company conducts redemptions pursuant to the tender offer rules, its offer to redeem shares shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act. If, however, a stockholder vote is required by law, or the Company decides to hold a stockholder vote for business or other legal reasons, the Company will, like other blank check companies, conduct the redemptions pursuant to the proxy rules and not pursuant to the tender offer rules. If accepting all properly submitted redemption requests would cause the net tangible assets of the Company to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition for the relevant business combination, the Company would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. If the Company’s initial business combination is not completed, then Public Stockholders exercising their redemption rights will not be entitled to receive redemption payments. If the Company holds a vote to approve its initial business combination, a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate 10% of the shares sold in the proposed public offering.
If the Company seeks stockholder approval, the Company will consummate its initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, the Sponsor has agreed to vote its Founder Shares (as defined below in Note 6) in accordance with the majority of the votes cast by the Public Stockholders and to vote any Public Shares purchased during or after the proposed public offering in favor of the Company’s initial business combination. In addition, the Sponsor has agreed to waive its redemption rights with respect to its Founder Shares and any Public Shares it may hold in connection with the consummation by the Company of a business combination.
If the Company does not effect a business combination within 21 months from the closing of the proposed public offering as discussed in Note 4, the Company will:
•	cease all operations except for the purpose of winding up;

•	as promptly as reasonably possible, redeem 100% of its Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest but net of franchise and income taxes payable and less up to $100,000 of such net interest that may be released to the Company from the trust account to pay dissolution expenses, divided by the number of then outstanding Public Shares, together with the contingent right to receive, following the Company’s dissolution, a pro rata share of the balance of the Company’s net assets that would otherwise be payable to holders of the Company’s common stock under Delaware law, if any; and

•	as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate;
subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
The Sponsor has agreed to waive its redemption rights with respect to its Founder Shares if the Company fails to consummate a business combination within the 21-month time period, although the Sponsor will be entitled to redemption rights with respect to any Public Shares it holds if the Company fails to consummate a business combination within such time period. In the event of a liquidation, it is likely that the per-share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the proposed public offering (assuming no value is attributed to the warrants contained in the Units to be offered in the proposed public offering discussed in Note 4).
Note 3 — Summary of Significant Accounting Policies
(a) Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2010 or June 16, 2010. At times, cash and cash equivalents may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company maintains its accounts with financial institutions with high credit ratings.
(b) Fair Value of Financial Instruments
Unless otherwise disclosed, the fair values of financial instruments, including cash and the note payable related party, approximate their carrying amount due primarily to their short-term nature.
(c) Loss per Common Share
Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.
(d) Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
(e) Income Taxes
Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
The Company recorded a deferred income tax asset for the tax effect of temporary differences related to organizational costs, aggregating approximately $21,464 and $1,750 at June 30, 2010 and June 16, 2010, respectively. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at June 30, 2010 and June 16, 2010.
The effective tax rate of zero differs from the statutory rate of 34% due to the establishment of the valuation allowance.
The Company evaluates the uncertainty in tax positions taken or expected to be taken in the course of preparing the Company’s financial statements to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions deemed not to meet the “more likely than not” threshold would be recorded as a tax expense in the current period. The Company has no uncertain tax positions at June 30, 2010 or June 16, 2010.
(f) Deferred Offering Costs
Deferred offering costs consist principally of legal, accounting, printing and filing fees incurred through the balance sheet date that are related to the proposed public offering (discussed in Note 4) and that will be charged to additional paid-in capital upon the receipt of the capital raised.

(g) Recent Accounting Pronouncements
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 4 — Proposed Public Offering
The proposed public offering calls for the Company to offer for sale 15,000,000 units (“Units”) at a price of $10.00 per Unit. Each Unit will consist of one share of the Company’s common stock, $0.0001 par value, and one warrant. References to “Public Shares” are to shares of the Company’s common stock sold as part of the Units (whether purchased in the proposed public offering or thereafter in the open market). Each warrant will entitle the holder to purchase one share of the Company’s common stock at a price of $12.00 per share, subject to adjustment. The warrants will become exercisable on the later of 30 days after the completion of the Company’s initial business combination or twelve months from the closing of the proposed public offering, provided in each case that the Company has an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available, and will expire five years after the completion of the Company’s initial business combination, or earlier upon redemption or liquidation. Once the warrants become exercisable, the Company may redeem the outstanding warrants, in whole and not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sales price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders.
The underwriters of the proposed public offering will also be granted a 45-day option to purchase up to an additional 2,250,000 Units to cover over-allotments, if any.
As described further in Note 8, the Company consummated the proposed public offering on October 14, 2010.
Note 5 — Related Party Transactions
(a) Note Payable — Related Party
The Company issued an aggregate of $225,000 in an unsecured promissory note to Thomas O. Hicks, the Company’s founder and chairman of the board, on June 15, 2010. The note is non-interest bearing and is payable on the earlier of December 31, 2010 or the consummation of the proposed public offering by the Company. Due to the short-term nature of the note, the fair value of the note approximated the carrying amount at June 30, 2010 and June 16, 2010. The note was paid off with the closing of the proposed public offering on October 14, 2010, as described further in Note 8.
(b) Services Agreement
The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Hicks Holdings Operating LLC, an affiliate of the Company’s founder and chairman, Mr. Hicks. Services will commence on the date our securities are first quoted on the Over-the-Counter Bulletin Board quotation system and will terminate upon the earlier of the consummation by the Company of an initial business combination and the liquidation of the Company.
As described further in Note 8, the Company consummated the proposed public offering on October 14, 2010.
(c) Sponsor Warrants
The Sponsor has committed to purchase an aggregate of 6,666,667 warrants (“Sponsor Warrants”) at price of $0.75 per warrant (for a total purchase price of $5 million) from the Company in a private placement that will occur simultaneously with the consummation of the proposed public offering. Mr. Hicks, the Company’s chairman of the board, is the sole member of HH-HACII GP, LLC, which is the general partner of the Sponsor. In addition, all of the

Company’s executive officers are each limited partners of the Sponsor. The Sponsor will be permitted to transfer the Sponsor Warrants held by it to the Company’s officers, directors and other persons or entities affiliated with the Sponsor and in certain other limited circumstances, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as the Sponsor. Otherwise, the Sponsor Warrants will not be transferable, assignable or salable by the Sponsor until 30 days after the completion of the Company’s initial business combination. The Sponsor Warrants will be non-redeemable so long as they are held by the Sponsor or the Sponsor’s permitted transferees. The Sponsor Warrants may be exercised for cash or on a cashless basis. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the warrants being sold as part of the Units in the proposed public offering.
As described further in Note 8, the Company consummated the proposed public offering on October 14, 2010.
Note 6 — Founder Shares
On June 15, 2010, the Sponsor purchased 3,285,714 shares of common stock (“Founder Shares”) for an aggregate amount of $25,000, or $0.0076 per share.
The Founder Shares are identical to the shares of common stock included in the Units being sold in the proposed public offering except that:
•	the Founder Shares are subject to certain transfer restrictions, as described in more detail below; and

•	the Sponsor has agreed to waive its redemption rights with respect to its Founder Shares and Public Shares in connection with the consummation of the Company’s initial business combination and to waive its redemption rights with respect to its Founder Shares if the Company fails to consummate its initial business combination within 21 months from the closing of the proposed public offering, although the Sponsor will be entitled to redemption rights with respect to any Public Shares it holds if the Company fails to consummate its initial business combination within such time period.
If the Company submits its initial business combination to the Public Stockholders for a vote, the Sponsor has agreed to vote its Founder Shares in accordance with the majority of the votes cast by the Public Stockholders and to vote any Public Shares purchased during or after the proposed public offering in favor of the Company’s initial business combination.
With certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to the Company’s officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of one year after the completion of the Company’s initial business combination (or earlier if, subsequent to the Company’s business combination, the last sales price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial business combination) and the date on which the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.
Simultaneously with the consummation of the proposed public offering, the Sponsor will agree to forfeit up to 321,429 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, as described in Note 4. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Sponsor will own 12.5% of the Company’s issued and outstanding shares after the proposed public offering (assuming the Sponsor does not purchase Units in the proposed public offering). In addition, a portion of the Founder Shares in an amount equal to 2.5% of the Company’s issued and outstanding shares immediately after the proposed public offering will be subject to forfeiture by the Sponsor in the event the last sales price of the Company’s stock does not equal or exceed $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 24 months following the closing of the Company’s initial business combination.

As described further in Note 8, the Company consummated the proposed public offering on October 14, 2010.
Note 7 — Stockholder’s Equity
(a) Preferred Stock
The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. No shares of preferred stock were issued and outstanding as of June 30, 2010 or June 16, 2010.
(b) Common Stock
At June 30, 2010 and June 16, 2010, the authorized common stock of the Company includes up to 225,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the Company’s board of directors.
Note 8 — Subsequent Events
On July 30, 2010, the Sponsor transferred an aggregate of 32,856 Founder Shares to William A. Montgomery and William F. Quinn, each of whom has agreed to serve on the Company’s board of directors upon the closing of the proposed public offering. Messrs. Montgomery and Quinn have agreed to the same terms for the Founder Shares as described in Note 6 for the Sponsor. The Sponsor, together with Messrs. Montgomery and Quinn, are collectively referred to as the “Initial Stockholders.”
On October 8, 2010, the Company amended and restated its Certificate of Incorporation to, among other things, increase the number of shares of common stock the Company is authorized to issue from 225,000,000 to 500,000,000.
On October 8, 2010, the Initial Stockholders returned to the Company 821,428 Founder Shares for cancellation for no consideration due to the decrease in the size of the Offering on that date. The forfeiture was adjusted so that the Initial Stockholders will collectively own 12.5% of the Company’s issued and outstanding shares after the proposed public offering.
The registration statement for the Company’s initial public offering (the “Offering”) was declared effective by the SEC on October 8, 2010. The Company consummated the Offering on October 14, 2010 and received proceeds of approximately $145.25 million, net of the underwriters’ commissions of $3.00 million and offering costs and other expenses of $1.75 million. The Company sold to the public 15,000,000 Units at a price of $10.00 per Unit. Simultaneously with the consummation of the Offering, the Company consummated the private sale of 6,666,667 Sponsor Warrants to our Sponsor at a price of $0.75 per Sponsor Warrant, generating gross proceeds, before expenses, of $5.00 million (the “Private Placement”). Net proceeds received by the Company from the consummation of both the Offering and the Private Placement totaled approximately $150.25 million, net of underwriters’ commissions and offering costs. $149.25 million of the net proceeds was placed in a trust account at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee. The remaining $1.00 million of net proceeds was held outside of the trust and was placed in a money market account with JPMorgan Chase Bank, N.A.
On October 14, 2010, the Company sold to the public 15,000,000 Units at a price of $10.00 per Unit. Each Unit consisted of one share of the Company’s common stock, $0.0001 par value, and one warrant. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $12.00 per share, subject to adjustment. The warrants will become exercisable on the later of 30 days after the completion of the Company’s initial business combination or October 14, 2011, provided in each case that the Company has an effective registration statement under the Securities Act, covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available, and will expire five years after the completion of the

Company’s initial business combination, or earlier upon redemption or liquidation. Once the warrants become exercisable, the Company may redeem the outstanding warrants, in whole and not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sales price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders.
Simultaneous with the consummation of the Offering, the underwriters were granted a 45-day option to purchase up to an additional 2,250,000 Units to cover over-allotment, if any. This option expires on November 22, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References to the “Company,” “us” or “we” refer to Hicks Acquisition Company II, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.
Overview
We are a newly organized blank check company formed on June 15, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating an initial business combination, except that we will not effect a business combination with another blank check company or a similar type of company with nominal operations or with an entity that is affiliated with our sponsor and engaged in the business of owning or operating a professional sports team as its principal business.
Results of Operations
For the period from June 15, 2010 (inception) through June 30, 2010 we had a net loss of $63,117. We incurred costs of $342,537 with regard to our initial public offering, which were classified as deferred offering costs on our balance sheet.
Our entire activity from June 15, 2010 (inception) through June 30, 2010, has been to prepare for our initial public offering. We believe that we have sufficient funds available to complete our efforts to effect an initial business combination with an operating business within the required 21 months from October 14, 2010.
Liquidity and Capital Resources
On October 14, 2010, we consummated our initial public offering of 15,000,000 units at a price of $10 per unit. We received net proceeds of approximately $145.25 million, net of the underwriters’ commissions of $3.00 million and offering costs and other expenses of $1.75 million. For a description of the proceeds generated in our initial public offering and a discussion of the use of such proceeds, we refer you to Note 8 of the unaudited condensed financial statements included in Part I, Item 1 of this Report. As of June 30, 2010, we had cash of $210,115. Until the consummation of our initial public offering, our only source of liquidity was a $225,000 loan made to us in June 2010 by our founder and chairman of the board. This loan was repaid out of the proceeds of the offering. All liabilities of the Company at June 30, 2010 were related to costs associated with the offering.
Off-Balance Sheet Financing Arrangements
We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 for office space and general and administrative services payable to Hicks Holdings Operating LLC, an affiliate of our founder and chairman of the board. We began incurring this fee on October 14, 2010, and will continue to incur this fee monthly until the completion of our initial business combination.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:
Cash and cash equivalents:
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
Loss per common share:
Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.
Use of estimates:
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Income taxes:
Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Deferred offering costs:
Deferred offering costs consist principally of legal and underwriting fees incurred through the balance sheet date that are related to the proposed public offering and that will be charged to capital upon the receipt of the capital raised.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We were incorporated in Delaware on June 15, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We were considered in the development stage at June 30, 2010 and had not yet commenced any operations. All activity through June 30, 2010 relates to our formation and our initial public offering. We did not have any financial instruments that were exposed to market risks at June 30, 2010.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus dated October 8, 2010 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of November 19, 2010, there have been no material changes to the risk factors disclosed in our prospectus dated October 8, 2010 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 15, 2010, HH-HACII, L.P., a Delaware limited partnership (our “Sponsor”), purchased 3,285,714 shares of our common stock for an aggregate purchase price of $25,000, or approximately $0.0076 per share. On July 30, 2010, our Sponsor transferred an aggregate of 32,856 of such shares to William A. Montgomery and William F. Quinn, each of whom has agreed to serve as a member of our board of directors upon the closing of our initial public offering. Subsequently, on October 8, 2010, our Sponsor and Messrs. Montgomery and Quinn returned to us an aggregate of 821,428 of such shares, which we have cancelled.
The securities described in the preceding paragraph were issued and transferred in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to an accredited investor.
Thomas O. Hicks, our officers and various officers of Hicks Holdings LLC and Hicks Equity Partners, LLC are equity holders in our Sponsor. Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in our Sponsor is an accredited investor under Rule 501 of Regulation D. The sole business of HH-HACII, L.P. is to act as our Sponsor in connection with our initial public offering. The limited partnership agreement of our Sponsor provides that its partnership interests may only be transferred to officers or directors of the Company or other persons affiliated with our Sponsor, or in connection with estate planning transfers.
Use of Proceeds from the Initial Public Offering
On October 14, 2010, we consummated our initial public offering of 15,000,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise of $12.00 per share. The warrants will become exercisable on the later of (i) 30 days after the completion of the initial business combination and (ii) 12 months from the closing of the initial public offering. The warrants expire five years after the completion of our initial business combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice if, and only if, the last sale prices of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period ending on the third business day before we send the notice of redemption. The units in the public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $150,000,000. Citigroup Global Markets Inc., acted as sole bookrunning manager and as representative of Deutsche Bank Securities Inc. (together, the “Underwriters”). The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-167809). The SEC declared the registration statement effective on October 8, 2010.
We paid a total of $3.00 million in underwriting discounts and commissions and approximately $1.75 million for other costs and expenses related to the offering. In addition, the underwriters agreed to defer $4.50 million in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated. We also repaid our chairman of the board $225,000 in satisfaction of an outstanding promissory note after the closing of our initial public offering.
We also consummated the simultaneous private sale of 6,666,667 warrants (the “Sponsor Warrants”) to our Sponsor at a price of $0.75 per warrant (for an aggregate purchase price of $5,000,000). The Sponsor Warrants (including the common stock issuable upon exercise of the Sponsor Warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial business combination (except, among certain other limited exceptions, to our officers and directors and other persons or entities affiliated with our Sponsor) and they will not be redeemable by the Company so long as they are held by our Sponsor or its permitted transferees. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in our initial public offering, except that the Sponsor Warrants may be exercised by the holders on a cashless basis. The sale of the Sponsor Warrants was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from our initial public offering were $150,250,000 and an amount of $149,250,000 (or approximately $9.95 per unit sold in the initial public offering) was placed in a trust account.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Promissory Note, dated June 15, 2010, issued by the Company to Thomas O. Hicks (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, File No. 333-167809, filed by the Company with the Securities and Exchange Commission on June 25, 2010).

10.2	Letter Agreement, dated as of June 23, 2010, between Hicks Holdings Operating LLC and the Company regarding administrative support (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, File No. 333-167809, filed by the Company with the Securities and Exchange Commission on June 25, 2010).

10.3	Securities Purchase Agreement, effective as of June 15, 2010, between the Company and HH-HACII, L.P. (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, File No. 333-167809, filed by the Company with the Securities and Exchange Commission on June 25, 2010).

10.4	Sponsor Warrants Purchase Agreement, dated as of June 23, 2010, between the Company and HH-HACII, L.P. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1, File No. 333-167809, filed by the Company with the Securities and Exchange Commission on June 25, 2010).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HICKS ACQUISITION COMPANY II, INC. Date: November 19, 2010
/s/ Robert M. Swartz
Name:	Robert M. Swartz
Title:	Chief Executive Officer

/s/ Christina Weaver Vest
Name:	Christina Weaver Vest
Title:	Chief Financial Officer