Form 10-Q
period 2010-09-30
Hicks Acquisition CO II, Inc.
filed 2010-11-19
CIK 1416995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-54151

HICKS ACQUISITION COMPANY II, INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0611167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
     As of November 19, 2010, the registrant had 17,464,286 shares of its common stock, par value $0.0001 per share, outstanding.

HICKS ACQUISITION COMPANY II, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Balance Sheets as of September 30, 2010 and June 16, 2010 (unaudited)	1

Condensed Statements of Operations for the three months ended September 30, 2010 and the period June 15, 2010 (inception) through September 30, 2010 (unaudited)	2

Condensed Statement of Stockholders’ Equity (Deficit) for the period June 15, 2010 (inception) through September 30, 2010 (unaudited)	3

Condensed Statements of Cash Flows for the three months ended September 30, 2010 and the period June 15, 2010 (inception) through September 30, 2010 (unaudited)	4

Notes to Condensed Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	15

Item 4. Removed and Reserved	15

Item 5. Other Information	15

Item 6. Exhibits	15
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
HICKS ACQUISITION COMPANY II, INC.
(a Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30, 2010	June 16, 2010
	(unaudited)
ASSETS
Current assets:
Cash	$72,446	$250,000
Prepaid insurance	18,379	—

Total current assets	90,825	250,000

Noncurrent asset:
Deferred offering costs	739,013	105,000

Total assets	$829,838	$355,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$671,814	$110,000
Note payable—related party	225,000	225,000

Total current liabilities	896,814	335,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; none issued or outstanding at September 30, 2010 and June 16, 2010	—	—
Common stock, $0.0001 par value. Authorized 225,000,000 shares; 3,285,714 shares issued and outstanding at September 30, 2010 and June 16, 2010	329	329
Additional paid-in capital	24,671	24,671
Deficit accumulated during the development stage	(91,976)	(5,000)

Total stockholders’ (deficit) equity	(66,976)	20,000

Total liabilities and stockholders’ (deficit) equity	$829,838	$355,000

See accompanying notes to financial statements.

HICKS ACQUISITION COMPANY II, INC.
(a Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

		Period from
	Three Months	June 15, 2010
	Ended	(inception) to
	September 30, 2010	September 30, 2010
Formation and operating costs	$2,579	$7,616
Professional fees	26,280	84,360

Net operating loss and net loss	$(28,859)	$(91,976)

Loss per common share:
Basic and diluted	$(0.01)	$(0.03)

Average common shares outstanding:
Basic and diluted	3,285,714	3,285,714

See accompanying notes to financial statements.

HICKS ACQUISITION COMPANY II, INC.
(a Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from June 15, 2010 (inception) to September 30, 2010

				Deficit
				Accumulated
			Additional	During the	Stockholders’
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Initial capital from founding stockholder for cash	3,285,714	$329	$24,671	$—	$25,000
Net loss (unaudited)	—	—	—	(91,976)	(91,976)

Balance at September 30, 2010 (unaudited)	3,285,714	$329	$24,671	$(91,976)	$(66,976)

See accompanying notes to financial statements.

HICKS ACQUISITION COMPANY II, INC.
(a Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

		Period from
	Three Months	June 15, 2010
	Ended	(inception) to
	September 30, 2010	September 30, 2010
Cash flows from operating activities:
Net loss	$(28,859)	$(91,976)
Change in operating assets and liabilities:
Prepaid insurance	(18,379)	(18,379)
Accounts payable and accrued expenses	(41,131)	22,000

Net cash used in operating activities	(88,369)	(88,355)

Cash flows from financing activities:
Proceeds from note payable—related party	—	225,000
Proceeds from sale of common stock	—	25,000
Payment of deferred offering costs	(49,300)	(89,199)

Net cash (used in) provided by financing activities	(49,300)	160,801

(Decrease) Increase in cash	(137,669)	72,446
Cash at beginning of period	210,115	—

Cash at September 30, 2010	$72,446	$72,446

Supplemental disclosure of noncash financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$367,176	$649,814

See accompanying notes to financial statements.

HICKS ACQUISITION COMPANY II, INC.
(a Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Interim Financial Information
These unaudited condensed financial statements as of September 30, 2010, the results of operations for the three months ended September 30, 2010 and the period from June 15, 2010 (inception) through September 30, 2010, and cash flows for the three months ended September 30, 2010 and the period from June 15, 2010 (inception) through September 30, 2010, have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of Hicks Acquisition Company II, Inc. (the “Company”). In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year.
Note 2 — Organization and Nature of Business Operations
The Company is a newly organized blank check company formed on June 15, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
The Company’s sponsor is HH-HACII, L.P. (the “Sponsor”). At September 30, 2010, the Company had not commenced any operations. All activity through September 30, 2010 relates to the Company’s formation and the proposed public offering described below in Note 4. The Company has selected December 31 as its fiscal year-end.
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
If the Company seeks stockholder approval, the Company will consummate its initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, the Initial Stockholders (as defined below in Note 6) have agreed to vote their Founder Shares (as defined below in Note 6) in accordance with the majority of the votes cast by the Public Stockholders and to vote any Public Shares purchased during or after the proposed public offering in favor of the Company’s initial business combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the consummation by the Company of a business combination.
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
The Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares if the Company fails to consummate a business combination within the 21-month time period, although the Initial Stockholders will be entitled to redemption rights with respect to any Public Shares they hold if the Company fails to consummate a business combination within such time period. In the event of a liquidation, it is likely that the per-share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the proposed public offering (assuming no value is attributed to the warrants contained in the Units to be offered in the proposed public offering discussed in Note 4).
Note 3 — Summary of Significant Accounting Policies
(a) Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2010 or June 16, 2010. At times, cash and cash equivalents may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company maintains its accounts with financial institutions with high credit ratings.
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
The Company recorded a deferred income tax asset for the tax effect of temporary differences related to organizational costs, aggregating approximately $31,292 and $1,750 at September 30, 2010 and June 16, 2010, respectively. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at September 30, 2010 and June 16, 2010.
The effective tax rate of zero differs from the statutory rate of 34% due to the establishment of the valuation allowance.
The Company evaluates the uncertainty in tax positions taken or expected to be taken in the course of preparing the Company’s financial statements to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions deemed not to meet the “more likely than not” threshold would be recorded as a tax expense in the current period. The Company has no uncertain tax positions at September 30, 2010 or June 16, 2010.

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
Note 5 — Related Party Transactions
(a) Note Payable — Related Party
The Company issued an aggregate of $225,000 in an unsecured promissory note to Thomas O. Hicks, the Company’s founder and chairman of the board, on June 15, 2010. The note is non-interest bearing and is payable on the earlier of December 31, 2010 or the consummation of the proposed public offering by the Company. Due to the short-term nature of the note, the fair value of the note approximated the carrying amount at September 30, 2010 and June 16, 2010. The note was paid off with the closing of the proposed public offering on October 14, 2010.
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
Note 6 — Founder Shares
On June 15, 2010, the Sponsor purchased 3,285,714 shares of common stock (“Founder Shares”) for an aggregate amount of $25,000, or $0.0076 per share. On July 30, 2010, the Sponsor transferred an aggregate of 32,856 Founder Shares to William A. Montgomery and William F. Quinn, each of whom has agreed to serve on the Company’s board of directors upon the closing of the proposed public offering. Messrs. Montgomery and Quinn have agreed to the same terms for the Founder Shares as described below for the Sponsor. The Sponsor, together with Messrs. Montgomery and Quinn, are collectively referred to as the “Initial Stockholders.”
The Founder Shares are identical to the shares of common stock included in the Units being sold in the proposed public offering except that:
•	the Founder Shares are subject to certain transfer restrictions, as described in more detail below; and

•	the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the consummation of the Company’s initial business combination and to waive their redemption rights with respect to their Founder Shares if the Company fails to consummate its initial business combination within 21 months from the closing of the proposed public offering, although the Initial Stockholders will be entitled to redemption rights with respect to any Public Shares they hold if the Company fails to consummate its initial business combination within such time period.
If the Company submits its initial business combination to the Public Stockholders for a vote, the Initial Stockholders have agreed to vote their Founder Shares in accordance with the majority of the votes cast by the Public Stockholders and to vote any Public Shares purchased during or after the proposed public offering in favor of the Company’s initial business combination.
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
Simultaneously with the consummation of the proposed public offering, the Initial Stockholders will agree to forfeit up to 321,429 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, as described in Note 4. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Initial Stockholders will collectively own 12.5% of the Company’s issued and outstanding shares after the proposed public offering (assuming the Initial Stockholders do not purchase Units in the proposed public offering). In addition, a portion of the Founder Shares in an amount equal to 2.5% of the Company’s issued and outstanding shares immediately after the proposed public offering will be subject to forfeiture by the Initial Stockholders in the event the last sales price of the Company’s stock does not equal or exceed $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 24 months following the closing of the Company’s initial business combination.
As described further in Note 8, the Company consummated the proposed public offering on October 14, 2010.
Note 7 — Stockholders’ Equity
(a) Preferred Stock
The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. No shares of preferred stock were issued and outstanding as of September 30, 2010 or June 16, 2010.
(b) Common Stock
At September 30, 2010 and June 16, 2010, the authorized common stock of the Company includes up to 225,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the Company’s board of directors.
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
Results of Operations
For the three months ended September 30, 2010 and for the period from June 15, 2010 (inception) through September 30, 2010, we had a net loss of $28,859 and $91,976, respectively. We incurred costs of $739,013 with regard to our initial public offering, which were classified as deferred offering costs on our balance sheet.
Our entire activity from June 15, 2010 (inception) through September 30, 2010 has been to prepare for our initial public offering. We believe that we have sufficient funds available to complete our efforts to effect an initial business combination with an operating business within the required 21 months from October 14, 2010.

Liquidity and Capital Resources
On October 14, 2010, we consummated our initial public offering of 15,000,000 units at a price of $10 per unit. We received net proceeds of approximately $145.25 million, net of the underwriters’ commissions of $3.00 million and offering costs and other expenses of $1.75 million. For a description of the proceeds generated in our initial public offering and a discussion of the use of such proceeds, we refer you to Note 8 of the unaudited condensed financial statements included in Part I, Item 1 of this Report. As of September 30, 2010, we had cash of $72,446. Until the consummation of our initial public offering, our only source of liquidity was a $225,000 loan made to us in June 2010 by our founder and chairman of the board. This loan was repaid out of the proceeds of the offering. All liabilities of the Company at September 30, 2010 were related to costs associated with the offering.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We were incorporated in Delaware on June 15, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We were considered in the development stage at September 30, 2010 and had not yet commenced any operations. All activity through September 30, 2010 relates to our formation and our initial public offering. We did not have any financial instruments that were exposed to market risks at September 30, 2010.
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
As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Promissory Note, dated June 15, 2010, issued by the Company to Thomas O. Hicks (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, File No. 333-167809, filed by the Company with the Securities and Exchange Commission on June 25, 2010).

10.2	Letter Agreement, dated as of June 23, 2010, between Hicks Holdings Operating LLC and the Company regarding administrative support (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, File No. 333-167809, filed by the Company with the Securities and Exchange Commission on June 25, 2010).

10.3	Securities Purchase Agreement, effective as of June 15, 2010, between the Company and HH-HACII, L.P. (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, File No. 333-167809, filed by the Company with the Securities and Exchange Commission on June 25, 2010).

10.4	Sponsor Warrants Purchase Agreement, dated as of June 23, 2010, between the Company and HH-HACII, L.P. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1, File No. 333-167809, filed by the Company with the Securities and Exchange Commission on June 25, 2010).

10.5	Securities Assignment Agreement, dated as of July 30, 2010, among HH-HACII, L.P., William A. Montgomery and William F. Quinn (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-167809, filed by the Company with the Securities and Exchange Commission on August 4, 2010).

10.6	Form of Amendment to Securities Assignment Agreement among HH-HACII, L.P., William A. Montgomery and William F. Quinn (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-167809, filed by the Company with the Securities and Exchange Commission on August 30, 2010).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

*	Filed herewith.

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