Form 10-K
period 2010-12-31
Hicks Acquisition CO II, Inc.
filed 2011-03-11
CIK 1416995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-54151
Hicks Acquisition Company II, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	80-0611167
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Crescent Court, Suite 1200
Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip code)
(214) 615-2300
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:
Units consisting of one share of Common Stock and one Warrant
Common Stock included in the Units, par value $0.0001 per share
Warrants included in the Units, exercisable for Common Stock at an exercise price of $12.00 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of December 31, 2010 (the last business day of the registrant’s most recent fiscal quarter), was $144,450,000.
As of March 11, 2011, there were 17,142,857 shares of the registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

FORWARD-LOOKING STATEMENTS
The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:
•	our ability to complete our initial business combination;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•	the ability of our officers and directors to generate a number of potential investment opportunities;
•	our public securities’ liquidity and trading;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
•	our financial performance.
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 6. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I
References in this report to “we,” “us” or the “Company” refer to Hicks Acquisition Company II, Inc. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to HH-HACII, L.P., a Delaware limited partnership.

ITEM 1.	DESCRIPTION OF BUSINESS
General
We are a blank check company formed in Delaware on June 15, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating an initial business combination, except that we will not effect a business combination with another blank check company or a similar type of company with nominal operations or with an entity that is affiliated with the Sponsor and engaged in the business of owning or operating a professional sports team as its principal business. Nor are we prohibited from entering into a business combination with a target business that is an affiliate of the Sponsor or our directors or officers, although we do not intend to do so.
On October 14, 2010, we consummated our initial public offering of 15,000,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise of $12.00 per share. The shares of our common stock sold as part of the units in our initial public offering are referred to in this report as our “Public Shares.” The units in our initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $150 million. Prior to the consummation of our initial public offering, the Sponsor purchased an aggregate of 3,285,714 shares of our common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.0076 per share. On July 30, 2010, the Sponsor transferred an aggregate of 32,856 Founder Shares to William A. Montgomery and William F. Quinn, each of whom joined our board of directors upon the closing of our initial public offering. We refer to the Sponsor and Messrs. Montgomery and Quinn throughout this report as the “Initial Stockholders.” On October 8, 2010, the Initial Stockholders returned to us an aggregate of 821,428 of their Founder Shares for no consideration in connection with a reduction in the number of units to be offered in our initial public offering. In addition, the Initial Stockholders returned to us an aggregate of 321,429 Founder Shares for no consideration after the underwriters of our initial public offering determined that they would not exercise their option to purchase additional units to cover any over-allotments.
Simultaneously with the consummation of our initial public offering, we consummated the private sale of 6,666,667 warrants (the “Sponsor Warrants”) to the Sponsor at a price of $0.75 per warrant, generating gross proceeds of $5.0 million. After deducting underwriting discounts and commissions and offering expenses, approximately $149.25 million of the proceeds of our initial public offering and the private placement of the Sponsor Warrants (or approximately $9.95 per unit sold in our initial public offering) was placed in a trust account at JP Morgan Chase, N.A. with Continental Stock Transfer & Trust Company as trustee. Except for a portion of the interest income that may be released to us to pay any income or franchise taxes and to fund our working capital requirements, and any amounts necessary to purchase up to 15% of our Public Shares, as discussed below, none of the funds held in the trust account will be released until the earlier of the completion of our initial business combination and the redemption of 100% of our Public Shares if we are unable to consummate a business combination by July 14, 2012, subject to the requirements of law. After the payment of approximately $1.75 million in expenses relating to our initial public offering, $1.0 million of the net proceeds of our initial public offering and private placement of the Sponsor Warrants was not deposited into the trust account and was retained by us for working capital purposes. Through December 31, 2010, we have used approximately $4.0 million of the net proceeds that were not deposited into the trust account to pay offering expenses while the remaining balance was used for general corporate purposes. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest. As of December 31, 2010, there was $149.25 million plus accrued interest of approximately $53,000 held in the trust account. As of December 31, 2010, no funds had been withdrawn from the trust account for taxes and no funds had been withdrawn for working capital purposes.
Effecting our initial business combination
General
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effect our business combination using cash from the proceeds of our initial public offering and the private placement of the Sponsor Warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. Our initial business combination may involve the acquisition of, or merger with, a company or business that does not need substantial additional capital but that desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using stock or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, for the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.
Selection of a target business and structuring of our initial business combination
Because, unlike many other blank check companies, we do not have the limitation that a target business have a minimum fair market enterprise value of the net assets held in the trust account at the time of our signing a definitive agreement in connection with our initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. However, we will only consummate an initial business combination in which we become the controlling shareholder of the target or are otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will likely encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of the financial and other information made available to us.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds available to us to complete another business combination. We will not pay any finder’s or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with a business combination.
Redemption rights for holders of Public Shares upon consummation of our initial business combination
We will provide holders of our Public Shares (our “Public Stockholders”) with the opportunity to redeem their Public Shares for cash equal to a pro rata share of the aggregate amount then on deposit in the trust account, less franchise and income taxes payable, upon the consummation of our initial business combination, subject to the limitations described herein. As of December 31, 2010, the amount in the trust account, net of accrued taxes, is approximately $9.95 per Public Share. The Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the consummation of a business combination. The Founder Shares will be excluded from the pro rata calculation used to determine the per-share redemption price. Unlike many other blank check companies that hold stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and provide for related redemptions of public shares for cash upon consummation of such initial business combinations even when a vote is not required by law, we intend to consummate our initial business combination and conduct the redemptions without a stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulate issuer tender offers, and file tender offer documents with the Securities and Exchange Commission (the “SEC”). The tender offer documents will contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem shares shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act. If, however, a stockholder vote is required by law, or we decide to hold a stockholder vote for business or other legal reasons, we will, like other blank check companies, offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules.
In no event, however, will we redeem the Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. If we enter into an acquisition agreement with a prospective target that requires as a closing condition to our initial business combination that we maintain a minimum net worth or certain amount of cash that is substantially greater than $5,000,001, we will communicate the details of the closing condition to our Public Stockholders through our tender offer or proxy solicitation materials, as applicable. Our amended and restated certificate of incorporation requires us to provide all of our stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition, as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination.

Conduct of redemptions pursuant to tender offer rules
When we conduct the redemptions upon consummation of our initial business combination in compliance with the tender offer rules, the redemption offer will be made to all of our stockholders, not just our Public Stockholders. The Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the consummation of a business combination.
Submission of our initial business combination to a stockholder vote
In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our Public Stockholders with redemption rights upon consummation of our initial business combination. Public Stockholders electing to exercise their redemption rights will be entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less franchise and income taxes payable, provided that such stockholders follow the specific procedures for redemption that will be set forth in the proxy statement relating to the stockholder vote on a proposed initial business combination. Unlike many other blank check companies, our Public Stockholders would not be required to vote against our initial business combination in order to exercise their redemption rights. If our initial business combination is not completed, then Public Stockholders electing to exercise their redemption rights will not be entitled to receive such payments.
If we submit our initial business combination to our stockholders for approval, the Initial Stockholders have agreed to vote their Founder Shares in accordance with the majority of the votes cast by our Public Stockholders and to vote any Public Shares purchased during or after our initial public offering in favor of our initial business combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the consummation of a business combination.
In the event we seek stockholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules in connection with our business combination, we may privately negotiate transactions to purchase shares after the closing of the business combination from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules for a per-share pro rata portion of the trust account. The Sponsor, our directors, officers, or advisors or their respective affiliates may also purchase shares in privately negotiated transactions. Neither we nor our directors, officers or advisors or our or their respective affiliates will make any such purchases when we or they are in possession of any material non-public information not disclosed to the seller. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that we, the Sponsor, our directors, officers or advisors or our or their affiliates purchase shares in privately negotiated transactions from Public Stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. Any such privately negotiated purchases may be effected at purchase prices that are in excess of the per-share pro rata portion of the trust account. In the event that we are the buyer in such privately negotiated purchases, we could elect to use trust account proceeds to pay the purchase price in such transactions after the closing of our initial business combination. In addition, in the event we seek stockholder approval of our business combination, we may make purchases of our common stock, in an amount up to 15% of the Public Shares (2,250,000 shares), in the open market in a manner intended to comply with Rule 10b-18 under the Exchange Act, using funds held in the trust account so long as the price paid for such shares (inclusive of commissions) does not exceed the per-share amount then held in the trust account.
The purpose of such purchases would be to increase the likelihood of obtaining stockholder approval of our initial business combination or, where the purchases are made by the Sponsor or our directors, officers or advisors or their respective affiliates, to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of a business combination that may not otherwise have been possible.
Limitation on redemption rights upon consummation of a business combination if we seek a stockholder vote
Notwithstanding the foregoing, if we hold a stockholder vote to approve our initial business combination and we do not conduct redemptions pursuant to the tender offer rules in connection with our business combination, our amended and restated certificate of incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 10% of the shares sold in our initial public offering. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Stockholder holding more than an aggregate of 10% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting a stockholder’s ability to redeem more than 10% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to consummate a business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares for or against a business combination.

Redemption of common stock and liquidation if no initial business combination
The Sponsor and our officers and directors have agreed that we will have only until July 14, 2012, which is the date that is 21 months after the closing of our initial public offering, to consummate our initial business combination. If we are unable to consummate a business combination within such time frame, we will:
•	cease all operations except for the purpose of winding up;
•	as promptly as reasonably possible, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest but net of franchise and income taxes payable and less up to $100,000 of such net interest that may be released to us from the trust account to pay dissolution expenses, divided by the number of then outstanding Public Shares, together with the contingent right to receive, following our dissolution, a pro rata share of the balance of our net assets that would otherwise be payable to holders of our common stock under Delaware law, if any; and
•	as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate;
subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time period for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs.
Competition
In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:
•	our obligation to pay cash in connection with our Public Stockholders who exercise their redemption rights may reduce the resources available to us for an initial business combination; and
•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.
Either of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.
Employees
We currently have six officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process the company is in. We do not intend to have any full time employees prior to the consummation of our initial business combination.
Available Information
We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a current report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

ITEM 1A.	RISK FACTORS
In addition to the other information included in this report, the following risk factors should be considered in evaluating our business and future prospects. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to the Company and our business. You should also read the other information included in this report, including our financial statements and the related notes.
We are a newly formed development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a newly formed development stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning our initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.
You may not be afforded an opportunity to vote on our proposed initial business combination, which means we may consummate our initial business combination even though a substantial number or majority of our Public Stockholders do not support such a combination.
We may not hold a stockholder vote before we consummate our initial business combination unless the business combination would require stockholder approval under applicable state law or if we decide to hold a stockholder vote for business or other legal reasons. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate.
Your only opportunity to affect the investment decision regarding our initial business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of our initial business combination.
Since we may consummate our initial business combination without seeking stockholder approval, you may not have the right or opportunity to vote on our initial business combination, unless we seek a stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Stockholders in which we describe our potential initial business combination.
Your ability to redeem your shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
We may enter into an acquisition agreement with a prospective target that requires as a closing condition to our initial business combination that we have a minimum net worth or a certain amount of cash. If too many stockholders exercise their redemption rights, we may not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem the Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. Our amended and restated certificate of incorporation requires us to provide all of our stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition, as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
The ability of a larger number of our stockholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.
If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise their redemption rights, we may either need to reserve part of the trust account for possible payment upon redemption, or we may need to arrange third party financing to help fund our initial business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to the target or its stockholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may not be able to consummate a business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem the Public Shares and liquidate.
The Sponsor and our officers and directors have agreed that we must complete our initial business combination by July 14, 2012, which is the date that is 21 months after the closing of our initial public offering. We may not be able to find suitable target businesses within such time period. If we have not consummated a business combination within such time frame, we will:
•	cease all operations except for the purpose of winding up;
•	as promptly as reasonably possible, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest but net of franchise and income taxes payable and less up to $100,000 of such net interest that may be released to us from the trust account to pay dissolution expenses, divided by the number of then outstanding Public Shares, together with the contingent right to receive, following our dissolution, a pro rata share of the balance of our net assets that would otherwise be payable to holders of our common stock under Delaware law, if any; and
•	as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate;
subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Our negotiating position and our ability to conduct due diligence on potential business combination targets may decrease as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination that would produce value for our stockholders.
Pursuant to our amended and restated certificate of incorporation, among other things, we must complete our initial business combination by July 14, 2012, which is the date that is 21 months after the closing of our initial public offering, or liquidate and dissolve. As the end of such time frame nears, our need to consummate an initial business combination with a then-current prospective target business will increase, which may decrease our negotiating power to obtain the best possible deal. In addition, such time restraints may result in limited time to conduct due diligence and, as a result, our due diligence investigation may not be as detailed as would otherwise be the case.
If we are unable to complete our initial business combination within the prescribed time frame, you may receive less than $10.00 per Public Share on our redemption, and our warrants will expire worthless.
If we are unable to complete our initial business combination within the prescribed time frame and are forced to cease operations and ultimately liquidate, the per-share redemption amount received by stockholders may be less than $10.00 because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking our initial business combination. If we are unable to conclude our initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, net of franchise and income taxes payable and net of up to $2.25 million in interest income on the trust account balance previously released to us to fund our working capital requirements, the per-share redemption amount received by stockholders would be $9.95 per Public Share, or $0.05 less than the per-unit offering price of $10.00. Furthermore, our outstanding warrants are not entitled to participate in a liquidating distribution and the warrants will therefore expire worthless if we liquidate before completing our initial business combination.
If we are unable to consummate our initial business combination, you will be forced to wait, at a minimum, until July 14, 2012 before receiving distributions from the trust account. If you need to liquidate your investment, therefore, you would have to sell your Public Shares or warrants, potentially at a loss.
We have until July 14, 2012, which is the date that is 21 months after the closing of our initial public offering, to consummate our initial business combination. If we are unable to consummate a business combination within such time frame, we will cease all operations except for the purpose of winding up, redeem the Public Shares, and dissolve and liquidate, as described in this report. If our plan to redeem the Public Shares is not consummated for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in the trust account. In that case, you may be forced to wait beyond July 14, 2012 before you receive the return of your pro rata portion of the proceeds from the trust account. Except for the above redemption, we have no obligation to return funds to our stockholders prior to the date of our liquidation unless we consummate our initial business combination prior thereto and only then in cases where stockholders have sought to redeem their shares.

Our purchase of common stock in the open market may support the market price of the common stock and/or warrants during the buyback period and, accordingly, the termination of the support provided by such purchases may materially adversely affect the market price of our common stock and/or warrants.
If we seek stockholder approval of our initial business combination, prior to the consummation of our initial business combination, there could be released to us from the trust account amounts necessary to purchase up to 15% of the Public Shares (2,250,000 shares). These purchases could occur at any time commencing after the filing of a preliminary proxy statement for our initial business combination and ending on the record date for the stockholder meeting to approve the initial business combination. Purchases will be made only in open market transactions at times when we are not in possession of material non-public information and will not be made during a restricted period under Regulation M under the Exchange Act. Consequently, if the market does not view our initial business combination positively, these purchases may have the effect of counteracting the market’s view of our initial business combination, which would otherwise be reflected in a decline in the market price of our securities. The termination of the support provided by these purchases may materially adversely affect the market price of our securities.
If we seek stockholder approval of our initial business combination, we, the Sponsor, our directors, officers or advisors and our or their respective affiliates may elect to purchase shares from stockholders, in which case we or they may influence a vote in favor of a proposed business combination that you do not support.
If we seek stockholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules in connection with our business combination, we may privately negotiate transactions to purchase shares after the closing of the business combination from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules. The Sponsor, our directors, officers or advisors or their respective affiliates may also purchase shares in privately negotiated transactions. Neither we, nor the Sponsor, our directors, officers or advisors or our or their respective affiliates will make any such purchases when we or they are in possession of any material non-public information not disclosed to the seller. Such a purchase would include a contractual acknowledgement that such selling stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that we, the Sponsor, our directors, officers or advisors or our or their respective affiliates purchase shares in privately negotiated transactions from Public Stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. Although we do not currently anticipate paying any premium purchase price for such Public Shares, in the event we do, the payment of a premium may not be in the best interest of those stockholders not receiving any such additional consideration. In the event we are the buyer in such privately negotiated purchases, we could elect to use trust account proceeds to pay the purchase price in such transactions after the closing of our initial business combination.
In addition, in the event we seek stockholder approval of our business combination, we may make purchases of our common stock, in an amount up to 15% of the Public Shares (2,250,000 shares), in the open market in a manner intended to comply with Rule 10b-18 under the Exchange Act, using funds held in the trust account so long as the price paid for such shares (inclusive of commissions) does not exceed the per-share amount then held in the trust account.
The purpose of such purchases would be to increase the likelihood of obtaining stockholder approval of the business combination or, where the purchases are made by the Sponsor, our directors, officers or advisors or their respective affiliates, to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of our initial business combination that may not otherwise have been possible. In addition, purchases in the open market would provide liquidity to Public Stockholders in advance of the closing of our initial business combination.
Our purchases of common stock in the open market or in privately negotiated transactions would reduce the funds available to us after our initial business combination, may make it more difficult for us to list our common stock on a national securities exchange, and may have negative economic effects on stockholders from whom we do not purchase common stock in such private or public transactions.
If we seek stockholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules in connection with our business combination, we may privately negotiate transactions to purchase shares after the closing of the business combination from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules for a per-share pro rata portion of the trust account. In addition, in the event we seek stockholder approval of our business combination, we may make purchases of our common stock, in an amount up to 15% of the Public Shares (2,250,000 shares), in the open market in a manner intended to comply with Rule 10b-18 under the Exchange Act, using funds held in the trust account so long as the price paid for such shares does not exceed the per-share amount then held in the trust account.

As a consequence of such purchases:
•	the funds in the trust account that are so used will not be available to us after our initial business combination;
•	the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the quotation, listing or trading of our securities on a national securities exchange if we determine to apply for such quotation or listing in connection with the business combination;
•	because the stockholders who sell their shares in a privately negotiated transaction or pursuant to open market transactions, as described above, may receive a per-share purchase price payable from the trust account that is not reduced by a pro rata share of the deferred underwriting commissions or franchise and income taxes payable, our remaining stockholders may bear the entire payment of such deferred commissions and accrued and unpaid taxes (as well as up to $100,000 of net interest that may be released to us from the trust account to fund our dissolution expenses in the event we do not complete our initial business combination by July 14, 2012, which is the date that is 21 months after the closing of our initial public offering. That is, if we seek stockholder approval of our initial business combination, the redemption price per share payable to Public Stockholders who elect to have their shares redeemed will be reduced by a larger percentage of the franchise and income taxes payable than it would have been in the absence of such privately negotiated or open market transactions, and stockholders who do not elect to have their shares redeemed and remain our stockholders after the business combination will bear the economic burden of the entire deferred commissions and a larger percentage of the franchise and income taxes payable; and
•	the payment of any premium would result in a reduction in book value per share for the remaining stockholders compared to the value received by stockholders that have their shares purchased by us at a premium.
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or warrants, potentially at a loss.
Our Public Stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of our consummation of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the restrictions described in this report, and the redemption of the Public Shares if we are unable to consummate an initial business combination by July 14, 2012, which is the date that is 21 months after the closing of our initial public offering. In no other circumstances will a stockholder have any right or interest of any kind in the trust account. To liquidate your investment, therefore, you may be forced to sell your Public Shares or warrants, potentially at a loss.
We do not intend to establish an audit committee or a compensation committee until the consummation of our initial business combination. Until such time, no formal committee of independent directors will review matters related to our business, and such lack of review could negatively impact our business.
Our board of directors intends to establish an audit committee and a compensation committee upon consummation of our initial business combination. At that time our board of directors intends to adopt charters for these committees. Prior to such time we do not intend to establish either committee. Accordingly, there will not be a separate committee comprised of some members of our board of directors with specialized accounting and financial knowledge to meet, analyze and discuss solely financial matters concerning prospective target businesses nor will there be a separate formal committee to review the reasonableness of expense reimbursement requests by anyone other than our board of directors, which includes persons who may seek such reimbursements. The absence of such committees to review the matters discussed above until the consummation of our initial business combination could negatively impact our operations and profitability.
Our securities are quoted on the Over-the-Counter Bulletin Board quotation system, which may limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or another national securities exchange.
Our units, common stock and warrants are traded in the over-the-counter market and are quoted on the Over-the-Counter Bulletin Board quotation system (the “OTCBB”), which is a FINRA-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market. Quotation of our securities on the OTCBB may limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national securities exchange. Lack of liquidity may limit the price at which you may be able to sell our securities or your ability to sell our securities at all.

You will not be entitled to protections normally afforded to investors of blank check companies.
Since the net proceeds of our initial public offering are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because have net tangible assets in excess of $5.0 million and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, you will not be afforded the benefits or protections of those rules. Among other things, this means our units became immediately tradable and we have a longer period of time to complete a business combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, the release of any interest earned on funds held in the trust account to us and the release of funds to us to purchase up to 15% of the Public Shares would not be permitted unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete a business combination. If we are unable to complete our initial business combination, you may receive less than $10.00 per Public Share on our redemption, and our warrants will expire worthless.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed or, in the event we seek stockholder approval of our business combination, we make purchases of our common stock in the open market in a manner intended to comply with Rule 10b-18 under the Exchange Act using available funds from the trust account, then the resources available to us for a business combination may be reduced. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, you may receive less than $10.00 per Public Share on our redemption, and our warrants will expire worthless.
If the net proceeds of our initial public offering not being held in the trust account, together with the up to $2.25 million of interest earned on the proceeds held in the trust account (net of franchise and income taxes payable) that may be released to us for working capital purposes, are insufficient to allow us to operate until July 14, 2012, we may be unable to complete our initial business combination.
The funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, may not be sufficient to allow us to operate until July 14, 2012, which is the date that is 21 months after the closing of our initial public offering, assuming that our initial business combination is not consummated during that time. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, you may receive less than $10.00 per Public Share on our redemption, and our warrants will expire worthless.
The current low interest rate environment could limit the amount available to fund our search for a target business or businesses and complete our initial business combination since we will depend on interest earned on the trust account to fund our search, to pay our franchise and income taxes and to complete our initial business combination.
We depend on sufficient interest being earned on the proceeds held in the trust account to provide us with up to $2.25 million of additional working capital we may need to identify one or more target businesses and to complete our initial business combination, as well as to pay any franchise and income taxes that we may owe. The current low interest rate environment may make it more difficult for us to have sufficient funds available to structure, negotiate or close our initial business combination. In such event, we would need to borrow funds from the Sponsor or our management team to operate or may be forced to liquidate. Neither the Sponsor nor our management team is under any obligation to advance funds to us in such circumstances. If we are unable to complete our initial business combination, you may receive less than $10.00 per Public Share on our redemption, and our warrants will expire worthless.

Subsequent to our consummation of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will uncover all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount that you receive may be less than approximately $9.95 per Public Share.
The funds in the trust account may not be protected against third party claims against us. Although we will seek to have all vendors, service providers (other than our independent accountants), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our Public Stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as other claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to us and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.
Upon redemption of the Public Shares, if we are unable to complete a business combination within the required time frame, or upon the exercise of a redemption right in connection with a business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount that you receive could be less than the $9.95 per Public Share held in the trust account, including interest but net of any franchise and income taxes payable and less up to $100,000 of such net interest that may be released to us from the trust account to pay dissolution expenses, due to claims of such creditors. Mr. Hicks, our founder and chairman of the board, has agreed that upon our liquidation, he will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $9.95 per Public Share except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Hicks will not be responsible to the extent of any liability for such third party claims. However, we have not asked Mr. Hicks to reserve for such indemnification obligations and we cannot assure you that Mr. Hicks would be able to satisfy those obligations.
If the proceeds held in the trust account become subject to a bankruptcy proceeding, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that you would otherwise receive in connection with our liquidation may be reduced.
If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that you would otherwise receive in connection with our liquidation may be reduced.
Our directors may decide not to enforce Mr. Hicks’ indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our Public Stockholders.
In the event that the proceeds in the trust account are reduced below $9.95 per Public Share by claims that are covered by the indemnification obligations of Mr. Hicks and Mr. Hicks asserts that he is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Hicks to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Hicks to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our Public Stockholders may be reduced below $9.95 per Public Share by claims that are covered by the indemnification obligations of Mr. Hicks.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be subject to certain restrictions, including:
•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities,
each of which may make it difficult for us to complete a business combination.
In addition, we may have imposed upon us burdensome requirements, including:
•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.
We do not believe that our principal activities subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds is restricted to these instruments, we believe that we meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we are unable to complete our initial business combination, you may receive less than $10.00 per Public Share on our redemption, and our warrants will expire worthless.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, by any of the persons referred to above could have a material adverse effect on our business and results of operations.
You may be held liable for claims by third parties against us to the extent of distributions received by you upon redemption of your shares.
Under the General Corporation Law of the State of Delaware (the “DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the trust account distributed to our Public Stockholders upon the redemption of 100% of the Public Shares in the event we do not consummate our initial business combination by July 14, 2012 may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem the Public Shares as soon as reasonably possible after July 14, 2012 in the event we do not consummate an initial business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, you could potentially be liable for any claims to the extent of distributions received by you (but no more) and your liability may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of the trust account distributed to our Public Stockholders upon the redemption of 100% of the Public Shares in the event we do not consummate our initial business combination by July 14, 2012 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.
We do not currently intend to hold an annual meeting of stockholders until after our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.
We do not currently intend to hold an annual meeting of stockholders until after we consummate a business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.
In certain circumstances, our board of directors may be viewed as having breached its fiduciary duty to our creditors, thereby exposing it and us to claims of punitive damages.
If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to redeem the Public Shares for a per-share pro rata portion of the trust account in the event we do not consummate a business combination by July 14, 2012, this may be viewed or interpreted as giving preference to our Public Stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying Public Stockholders from the trust account prior to addressing the claims of creditors.
We have not registered the shares of common stock issuable upon exercise of the warrants. Although we have agreed to use our best efforts to file a registration statement registering such shares prior to the time the warrants become exercisable, an effective registration statement may not be in place when you desire to exercise your warrants, thus precluding your ability to exercise your warrants and causing such warrants to expire worthless.
None of our warrants will be exercisable, and we will not be obligated to issue shares of common stock, unless, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of the warrants is current and available and a related registration statement is effective and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. We have not registered the shares of common stock issuable upon exercise of the warrants. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement covering such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. We cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, you will be unable to exercise your warrants, except pursuant to cashless exercise provisions in limited circumstances. We will not be required to settle any such warrant exercise. If the registration statement is not effective or the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdiction in which you reside, we will not be required to net cash settle or cash settle your warrant exercise, your warrants may have no value, the market for your warrants may be limited and your warrants may expire worthless.

You will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.
No warrants will be exercisable, and we will not be obligated to issue shares of common stock, unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. However, some states may not permit us to register the shares issuable upon exercise of our warrants for sale. The value of the warrants will be greatly reduced if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. We have no obligation to issue cash, securities or other compensation in exchange for the warrants in the event that we are unable to register the shares underlying the warrants under applicable state securities laws, and the warrants may expire unexercised and unredeemed. If you reside in a jurisdiction in which the shares underlying your warrants are not qualified and in which there is no exemption, you will be unable to exercise your warrants and would either have to sell your warrants in the open market or allow them to expire unexercised. In such event, if you acquired your warrants as part of a purchase of units, you will have paid the full unit purchase price solely for the shares underlying the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.
The grant of registration rights to the Initial Stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.
Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, the Initial Stockholders and their permitted transferees can demand that we register the Founder Shares, the Sponsor and its permitted transferees can demand that we register the Sponsor Warrants and the shares of common stock issuable upon exercise of the Sponsor Warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the common stock issuable upon conversion of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by the Initial Stockholders are registered.
Since we have not yet selected a particular industry or target business with which to complete our initial business combination, you will be unable to currently ascertain the merits or risks of the industry in which we may ultimately operate or the target business which we may ultimately acquire.
We may consummate our initial business combination with a company in any industry and are not limited to any particular type of business, except that we will not effect a business combination with another blank check company or a similar type of company with nominal operations or with an entity that is affiliated with the Sponsor and engaged in the business of owning or operating a professional sports team as its principal business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete our initial business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete our initial business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Even if we properly assess those risks, some of them may be outside of our control or ability to affect. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.
Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into a business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified proven track records, strong cash flow characteristics, strong competitive position, experienced management and diversified customer and supplier bases as general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. If we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if a stockholder vote is required by law, or we decide to hold a stockholder vote for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our Public Stockholders may receive less than $10.00 per Public Share on our redemption, and our warrants will expire worthless.

Unlike most other blank check companies, we are not required to acquire a target with a valuation equal to a certain percentage of the amount held in the trust account. Management’s unrestricted flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating an initial business combination, may lead management to enter into an acquisition agreement that is not in your best interest.
Most blank check companies are required to consummate their initial business combination with a target whose value is equal to at least 80% of the amount of money held in the trust account of the blank check company at the time of entry into a definitive agreement for a business combination. Because we do not have the requirement that a target business have a minimum fair market enterprise value equal to a certain percentage of the net assets held in the trust account at the time of our signing a definitive agreement in connection with our initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. You will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. In addition, we may consummate a business combination with a target whose enterprise value is significantly less than the amount of money held in the trust account, thereby resulting in our ability to use the remaining funds in the trust account to make additional acquisitions without seeking stockholder approval or providing redemption rights.
Management’s unrestricted flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating an initial business combination, may lead management to enter into an acquisition agreement that is not in your best interest, which would be the case if we pay too much for the business combination target.
We are not required to obtain an opinion from an independent investment banking firm, and consequently you may have no assurance from an independent source, that the price we are paying for the business is fair to the Company from a financial point of view.
Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to the Company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value and fairness based on standards generally accepted by the financial community. The application of such standards would involve a comparison, from a valuation standpoint, of our business combination target to comparable public companies, as applicable, and a comparison of our contemplated transaction with such business combination target to other then-recently announced comparable private and public company transactions, as applicable. The application of such standards and the basis of the our board of directors’ determination will be discussed and disclosed in our tender offer or proxy solicitation materials, as applicable, related to our initial business combination.
We may issue additional common or preferred shares to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination, which would dilute your interest and likely present other risks.
Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 11, there were 482,857,143 authorized but unissued shares of common stock available for issuance. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination. The issuance of additional shares of common or preferred stock:
•	may significantly dilute the equity interest of our stockholders;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
•	could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•	may adversely affect prevailing market prices for our common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, you may receive less than $10.00 per Public Share on our redemption, and our warrants will expire worthless.
It is anticipated that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. In addition, in the event we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules in connection with our initial business combination, we may make purchases of our common stock, in an amount up to 15% of the Public Shares, in the open market in a manner intended to comply with Rule 10b-18 under the Exchange Act. If such business combination is not consummated, these purchases would have the effect of reducing the funds available in the trust account for future business combinations.
We are dependent upon Mr. Hicks and his loss could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, upon our founder and chairman of the board, Mr. Hicks. We believe that our success depends on the continued service of Mr. Hicks, at least until we have consummated a business combination. Mr. Hicks is not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, Mr. Hicks. The unexpected loss of the services of Mr. Hicks could have a detrimental effect on us.
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may not join us following our initial business combination. The loss of our key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with our initial business combination. These agreements may provide for them to receive compensation following our initial business combination and, as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of a business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.
We may have a limited ability to assess the management of a prospective target business and, as a result, may effect a business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting a business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition target may resign upon consummation of a business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of an acquisition candidate’s key personnel upon the consummation of a business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following a business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.
Our officers and directors allocate their time to other businesses, which could cause conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.
Our officers and directors are not required to commit their full time to our affairs, which could cause conflicts of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, their ability to devote time to our affairs could be limited, which could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.
Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those conducted by us. In order to minimize potential conflicts of interest that may arise from multiple corporate affiliations, each of our officers has agreed, pursuant to a written agreement with us, that until the earliest of our initial business combination, our liquidation and such time as he or she ceases to be an officer, to present to us for our consideration, prior to presentation to any other entity, any business opportunity with an enterprise value of $100 million or more, subject to any pre-existing fiduciary or contractual obligations he or she might have. All of our officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
In addition, our officers may become involved with subsequent blank check companies similar to the Company, although they have agreed not to participate in the formation of, or become an officer or director of, any blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by July 14, 2012, which is the date that is 21 months after the closing of our initial public offering. Our officers may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.
Our officers, directors, security holders and their respective affiliates may have competing pecuniary, or financial, interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary, or financial, interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
We may enter into an initial business combination with a target business that is affiliated with the Sponsor or our directors or officers, which could create a conflict of interest between the Sponsor or such directors or officers, on one hand, and us or our stockholders on the other.
We are not prohibited from pursuing an initial business combination with a target business that is affiliated with the Sponsor or our directors or officers. If we pursue such a business combination, we, or a committee of our independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA that our initial business combination is fair to the Company from a financial point of view, but you will have no assurance that a different business combination would not have been more profitable.

Since the Sponsor will lose its entire investment in us if a business combination is not consummated and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.
On June 15, 2010, the Sponsor purchased the Founder Shares for an aggregate purchase price of $25,000, or approximately $0.0076 per share. On July 8, 2010, the Sponsor transferred an aggregate of 32,856 Founder Shares to William A. Montgomery and William F. Quinn, each of whom joined our board of directors upon the closing of our initial public offering. On October 8, 2010, the Initial Stockholders returned to us an aggregate of 821,428 of their Founder Shares for no consideration in connection with a reduction in the number of units to be offered in our initial public offering. In addition, the Initial Stockholders returned to us an aggregate of 321,429 Founder Shares for no consideration after the underwriters of our initial public offering determined that they would not exercise their option to purchase additional units to cover any over-allotments.
The Founder Shares held by the Initial Stockholders will be worthless if we do not consummate a business combination. The Sponsor has also purchased the Sponsor Warrants, each exercisable for one share of our common stock at $12.00 per share, for a purchase price of $5.0 million, or $0.75 per warrant, that will also be worthless if we do not consummate a business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business and completing an initial business combination. Consequently, the discretion of our officers and directors in identifying and selecting a suitable target business combination may result in a conflict of interest when determining whether the terms, conditions and timing of a particular initial business combination are appropriate and in your best interest.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of your investment in us.
Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. The incurrence of debt could have a variety of negative effects, including:
•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our common stock;
•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.
We do not have a maximum debt leverage ratio or a policy with respect to how much debt we may incur. To the extent that the amount of our debt increases, the impact of the negative effects listed above may also increase.
We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
The net proceeds from our initial public offering provided us with approximately $149.25 million that we may use to complete a business combination.

We may effect an initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effect a business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:
•	solely dependent upon the performance of a single business, property or asset, or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to an initial business combination.
We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate an initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our acquisition strategy, we may seek to effect our initial business combination with a privately held company. By definition, very little public information exists about private companies. In a business combination with a private company, we would be required to rely on the ability of our management to obtain adequate information about the target and we may have limited ability to conduct due diligence. As a result, we could be required to make our decision on whether to pursue a potential business combination on the basis of limited information, which may result in our consummation of a business combination with a company that is not as profitable as we suspected, if at all. Furthermore, the relative lack of information about a private company may hinder our ability to properly assess the value of such a company in relation to public company comparables, in which case we may pay too much to acquire a private company in our initial business combination.
If we attempt to consummate a business combination with a private company, we may be required to expend substantial sums in order to bring such company into compliance with the various reporting requirements applicable to public companies, and such efforts may harm our operating results or be unsuccessful altogether.
A private company target will not be subject to many of the requirements applicable to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, and the number and qualifications of a private company’s finance and accounting staff may not be adequate to comply with such requirements. Furthermore, we may not have the ability to conduct a formal evaluation of a private company’s internal controls over financial reporting prior to the consummation of a business combination with such company. If a private target company’s finance and accounting staff or internal controls over financial reporting are inadequate, we may be required to hire additional staff and incur substantial legal and accounting costs to address such inadequacies. Moreover, we cannot be certain that our remedial measures will be effective. Any failure to implement required or improved controls, or difficulties encountered in their implementation, could harm our operating results or increase our risk of material weaknesses in internal controls.
We may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure a business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we will become the controlling stockholder of the target or are otherwise not required to register as an investment company under the Investment Company Act. Other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

Unlike many other blank check companies, we do not have a specified maximum redemption threshold. The absence of such a redemption threshold will make it easier for us to consummate a business combination with which a substantial majority of our Public Stockholders do not agree.
Since we have no specified maximum redemption threshold, our structure is different in this respect from the structure that has been used by most blank check companies. Traditionally, blank check companies would not be able to consummate a business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified percentage of the shares sold in such company’s initial public offering, which percentage threshold is typically between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the number of shares voted by their public stockholders electing conversion exceeded the maximum conversion threshold pursuant to which such company could proceed with a business combination. As a result, we may be able to consummate a business combination even though a substantial majority of our Public Stockholders do not agree with the transaction and have redeemed their shares or, if we hold a stockholder vote to approve our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to us, the Sponsor or our officers, directors, advisors or their affiliates. In no event, however, will we redeem the Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. If we enter into an acquisition agreement with a prospective target that requires as a closing condition to our initial business combination that we maintain a minimum net worth or certain amount of cash that is greater than $5,000,001, we will communicate the details of the closing condition to our Public Stockholders through our tender offer or proxy solicitation materials, as applicable. Our amended and restated certificate of incorporation requires us to provide all of our stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination.
The exercise price for the warrants sold as part of the units in our initial public offering is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.
The exercise price of the warrants is higher than is typical in many similar blank check companies. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in our initial public offering. The exercise price for the warrants sold as part of the units in our initial public offering is $12.00 per share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.
In order to effect a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to consummate a business combination that you may not support.
In order to effect a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effect our initial business combination.
Certain provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity may be amended with the approval of at least 65% of our outstanding common stock, which is a lower amendment threshold than that of most blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the consummation of an initial business combination that you may not support.
Most blank check companies have a provision in their charter that prohibits the amendment of certain of its provisions that relate to pre-business combination activity without approval by a certain percentage of the company’s stockholders. Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that its provisions related to pre-business combination activity may be amended if approved by holders of at least 65% of our outstanding common stock. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation that govern our pre-business combination behavior more easily than other blank check companies, and this may increase our ability to consummate a business combination with which you do not agree.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, you may receive less than $10.00 per Public Share on our redemption, and our warrants will expire worthless.
Although we believe that the net proceeds of our initial public offering, including the interest earned on the proceeds held in the trust account that may be available to us for a business combination, will be sufficient to allow us to consummate our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. Even if we do not need additional financing to consummate our initial business combination we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.
The Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
As of March 11, 2011, the Sponsor, which is an entity controlled by Thomas O. Hicks, our founder and chairman of the board, owned 12.375% of the issued and outstanding shares of our common stock. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected at each annual meeting of stockholders. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and the Sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, the Sponsor will continue to exert control at least until the consummation of our initial business combination. Neither the Sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities, other than as disclosed in this report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock.
We may amend the terms of the warrants in a manner that may be adverse to you with the approval by the holders of at least 65% of the then outstanding warrants sold as part of the units in our initial public offering.
Our warrants were issued in registered form under a warrant agreement between Continental Transfer & Stock Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding warrants sold as part of the units in our initial public offering to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to you if holders of at least 65% of the then outstanding warrants sold as part of the units in our initial public offering approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding warrants is unlimited, examples of such adverse amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period, provide for redemption of warrants or decrease the number of shares of our common stock purchasable upon exercise of a warrant.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last sales price of our common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third business day before we send the notice of such redemption to the warrant holders provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. Redemption of the outstanding warrants could force you:
•	to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so;
•	to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or
•	to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

None of the Sponsor Warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.
Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.
We issued warrants to purchase 15,000,000 shares of our common stock as part of the units sold in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement the Sponsor Warrants, each exercisable to purchase one share of common stock at $12.00 per share. The Sponsor Warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by the Sponsor or its permitted transferees:
•	they will not be redeemable by us;
•	they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of our initial business combination; and
•	they may be exercised by the holders on a cashless basis.
To the extent we issue shares of common stock to effect our initial business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete our initial business combination. Accordingly, our warrants may make it more difficult to effectuate our initial business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities and on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.
Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, U.S. generally accepted accounting principles (“GAAP”) and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination by July 14, 2012, which is the date that is 21 months after the closing of our initial public offering.
Compliance obligations under the Sarbanes-Oxley Act of 2002 may make it more difficult for us to effect a business combination, require substantial financial and management resources and increase the time and costs of completing an acquisition.
Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2011. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.
Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
There may be tax consequences to our business combinations that may adversely affect us.
While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We currently maintain our executive offices at 100 Crescent Court, Suite 1200, Dallas, Texas 75201. The cost for this space is included in the $10,000 per month fee that Hicks Holdings Operating LLC, an entity owned and controlled by Mr. Hicks, our founder and chairman of the board, charges us for general and administrative services. We believe, based on rents and fees for similar services in the Dallas metropolitan area, that the fee charged by Hicks Holdings Operating LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS
As of December 31, 2010, there was no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our units, common stock and warrants are quoted on the OTCBB under the symbols “HKACU,” “HKAC” and “HKACW,” respectively.
The following table includes the high and low bids for our units, common stock and warrants for the periods presented.

	Units(1)		Common Stock(2)		Warrants(3)
2010	High	Low	High	Low	High	Low
Fourth Quarter	$10.25	$10.00	$9.63	$9.55	$1.00	$0.40

(1)	Our units were quoted on the OTCBB on October 12, 2010. The figures for the fourth quarter of 2010 are for the period from October 12, 2010 to December 31, 2010.

(2)	Our common stock was quoted on the OTCBB on November 29, 2010. The figures for the fourth quarter of 2010 are for the period from November 29, 2010 to December 31, 2010.

(3)	Our warrants were quoted on the OTCBB on November 29, 2010. The figures for the fourth quarter of 2010 are for the period from November 29, 2010 to December 31, 2010.
Holders
As of March 10, 2011, there was one holder of record of our units, four holders of record of our common stock and two holders of record of our warrants.
Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Performance Graph
The graph below compares the cumulative total return of our common stock from November 29, 2010, the date that our common stock first became separately tradable, through December 31, 2010 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on our the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Sales of Registered Securities
None.
Repurchases of Securities
None.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Report for the period from June 15, 2010 (inception) through December 31, 2010. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

June 15, 2010
(inception) to
December 31, 2010
Statement of Operations Data:
Operating expenses:
Formation and operating costs	$8,852
Professional fees	189,702
Other general and administrative expenses	91,000

Loss from operations before other income and income tax expense	(289,554)
Other income (expense):
Interest income	53,876
State taxes, other than income taxes	(44,725)

Total other income	9,151

Loss before income tax expense	(280,403)
Income tax expense	—

Net loss	$(280,403)

Loss per common share:
Basic and diluted	$(0.03)

Weighted average shares outstanding:
Basic and diluted	8,861,607

Balance Sheet Data:
Cash and cash equivalents	$1,547,684
Cash equivalents held in trust	149,303,023
Total assets	151,020,962
Common stock subject to possible redemption (at fair value): 14,544,181 shares at December 31, 2010	141,223,998
Total stockholders’ equity	5,000,009

Cash Flow Data:
Net cash used in operating activities	$(356,696)
Net cash used in investing activities	(149,303,023)
Net cash provided by financing activities	151,207,403

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.
Overview
We are a blank check company formed on June 15, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating an initial business combination, except that we will not effect a business combination with another blank check company or a similar type of company with nominal operations or with an entity that is affiliated with the Sponsor and engaged in the business of owning or operating a professional sports team as its principal business.

RESULTS OF OPERATIONS
Results of Operations
Through December 31, 2010, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the trust account. As of December 31, 2010, approximately $149.3 million was held in the trust account (including $4.5 million of deferred underwriting discounts and commissions, $5.0 million from the sale of the Sponsor Warrants and approximately $53,000 in accrued interest) and we had cash outside of trust of approximately $1.7 million and approximately $297,000 in accounts payable and accrued expenses. Up to $2.25 million in interest income on the balance of the trust account (net of franchise and income taxes payable) may be available to us to fund our working capital requirements. Through December 31, 2010, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.
For the period from June 15, 2010 (inception) through December 31, 2010, we earned approximately $53,000 in interest income. All of our funds in the trust account are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act.
We have agreed to pay Hicks Holdings Operating LLC, an entity owned and controlled by Mr. Hicks, our founder and chairman of the board, a total of $10,000 per month for office space, administrative services and secretarial support. For the period from June 15, 2010 (inception) through December 31, 2010, the Company paid $25,800 for these costs.
Liquidity and Capital Resources
For the period from June 15, 2010 (inception) through December 31, 2010, we disbursed an aggregate of approximately $460,000 out of the proceeds of our initial public offering not held in trust, for the following purposes:
•	$192,000 for premiums associated with our directors and officers liability insurance; and
•	$268,000 of expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses.
We believe we will have sufficient available funds outside of the trust account to operate through July 14, 2012, which is the date that is 21 months after the closing of our initial public offering, assuming that a business combination is not consummated during that time. However, we cannot assure you this will be the case. Over this time period, we currently anticipate incurring expenses for the following purposes:
•	due diligence and investigation of prospective target businesses;
•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;
•	structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and
•	other miscellaneous expenses.
As indicated in the accompanying financial statements, at December 31, 2010, we had out of trust cash of approximately $1.7 million and approximately $297,000 in accounts payable and accrued expenses.
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
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than a monthly fee of $10,000 for office space and general and administrative services payable to Hicks Holdings Operating LLC, an affiliate of our founder and chairman of the board. We began incurring this fee on October 14, 2010, and will continue to incur this fee monthly until the completion of our initial business combination.

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:
Cash and cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
Cash Held in Trust
A total of $149.25 million, including approximately $139.75 million of the net proceeds from our initial public offering, $5.0 million from the sale of the Sponsor Warrants and $4.5 million of deferred underwriting discounts and commissions, has been placed in a trust account at JPMorgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company serving as trustee. The trust proceeds are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of December 31, 2010, the balance in the trust account was approximately $149.3 million, which includes approximately $53,000 of interest earned since the inception of the trust.
Loss per common share
Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 8,861,607 for the period from June 15, 2010 (inception) to December 31, 2010 takes into effect the 3,285,714 shares originally outstanding, the surrender of 821,428 of such shares on October 8, 2010 by the Initial Stockholders due to the reduction in size of our initial public offering and the 15,000,000 shares sold in our initial public offering and outstanding since October 14, 2010. The 21,666,667 warrants related to our initial public offering and the private placement of the Sponsor Warrants are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.
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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market driven rates or prices. The net proceeds of our initial public offering held in the trust account may be invested by the trustee only in U.S. governmental treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item appears beginning on page F-1 following the signature pages of this report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Our directors and executive officers are as follows:

Name	Age	Position
Thomas O. Hicks	65	Chairman of the Board
Christina Weaver Vest	39	President, Chief Executive Officer and Chief Financial Officer
Eric C. Neuman	66	Senior Vice President
Thomas O. Hicks, Jr.	33	Secretary and Vice President
Mack H. Hicks	30	Vice President
Curt L. Crofford	38	Vice President
William A. Montgomery	62	Director
William F. Quinn	63	Director
Thomas O. Hicks, our founder, has been our chairman of the board since our inception. Since 2005, Mr. Hicks has served as the chairman of Hicks Holdings LLC, a holding company for real estate, private equity and sports investments of Mr. Hicks and his family. Mr. Hicks and his affiliates are also, directly or indirectly, the controlling stockholders of Latrobe Specialty Steel Company, a specialty steel manufacturer; DirecPath, a company that provides bundled DIRECTV programming, broadband voice and data services, security and other locally based services to multiple dwelling units across the United States; Ocular LCD, Inc., a designer, manufacturer and marketer of high-performance liquid crystal displays, modules and systems; Grupo Pilar, an animal and pet food company in Argentina; Anvita, Inc., a provider of decision support systems for healthcare professionals; and the National Hockey League’s Dallas Stars. A sale of Major League Baseball’s Texas Rangers, formerly held by Mr. Hicks and his affiliates, was completed in 2010 through a court-supervised auction process under Chapter 11 of the U.S. Bankruptcy Code. Mr. Hicks co-founded Hicks, Muse, Tate & Furst, a nationally prominent private equity firm in the United States that specialized in leveraged acquisitions, and served as its chairman from 1989 through 2004. During Mr. Hicks’ tenure as chairman, Hicks Muse raised over $12 billion of private equity funds, and consummated over $50 billion of leveraged acquisitions, and was one of the most active private investment firms in the country. Mr. Hicks also co-founded and served as co-chief executive officer of the leveraged buy-out firm Hicks & Haas from 1984 until 1989. Mr. Hicks currently serves as a director of DirecPath, Ocular LCD, Inc., Latrobe Specialty Steel Company, Anvita, Inc. and Fox Pan American Sports, LLC. Mr. Hicks received a Master’s of Business Administration degree from the University of Southern California in 1970 and a Bachelor of Business Administration degree from the University of Texas in 1968. Mr. Hicks is the father of Thomas O. Hicks, Jr., our secretary and a vice president of the Company, and Mack Hicks, a vice president of the Company.
In Mr. Hicks’ position as our chairman, he has general supervision and control of our acquisition activities, subject to the ultimate authority of our board of directors, and is responsible for the execution of the policies of our board of directors with respect to such matters. Mr. Hick’s experience, qualifications, attributes and skills that led to the conclusion that he should serve as chairman of our board of directors include his background of 38 years in the private equity industry, his substantial experience in identifying and acquiring a wide variety of businesses and his prior blank check company experience.
Christina Weaver Vest has been our president and chief executive officer since the resignation of Robert M. Swartz, effective December 31, 2010, and our chief financial officer since our inception. Ms. Vest currently serves as a managing director and partner of Hicks Equity Partners LLC, and previously served from 2005 until April 2007 as a senior vice president of its affiliate, Hicks Holdings LLC. Ms. Vest previously served as a Principal at HM Capital Partners (formerly Hicks, Muse, Tate & Furst), which she joined in 1995. At HM Capital, Ms. Vest principally focused on the firm’s domestic branded consumer products investments as well as on several Latin American media investments. Ms. Vest currently serves as a director of Ocular LCD, Inc. and Anvita, Inc. She is also a director of various HM Capital portfolio companies, including Fox Pan American Sports, LLC, an international sports programming and production company. Ms. Vest received a Bachelors of Arts degree from Harvard University in 1993 and a Master’s of Business Administration degree from Harvard Business School in 1999.

Eric C. Neuman has been a senior vice president since our inception. Mr. Neuman currently serves as a managing director and partner of Hicks Equity Partners LLC, and previously served from 2005 until April 2007 as a senior vice president of its affiliate, Hicks Holdings LLC. Mr. Neuman has been a partner of HM Capital (formerly Hicks, Muse, Tate & Furst) since 2000 and has served as an officer since 1993. At HM Capital, he was involved in the acquisition of most of the firm’s media investments during that time period. In 2002, Mr. Neuman became responsible for HM Capital’s Latin American portfolio. He remains responsible for monitoring the remaining investments in this portfolio and overseeing their liquidation. Mr. Neuman currently serves on the board of directors of DirecPath, LLC. In addition, Mr. Neuman currently serves as a director of several HM Capital portfolio companies; Intercable, an international provider of television, internet and telephone services, Claxson Interactive Group Inc., an international provider of programming and services to pay television operators, and Fox Pan American Sports, LLC, an international sports programming and production company. From 2001 until September 2006, Mr. Neuman was a director of Cablevision S.A., the leading Argentine cable company. Following the devaluation of the Argentine peso in 2002, Cablevision S.A. entered into a consensual restructuring agreement under Argentine law with the majority of its creditors, which was approved by the Argentine courts in August 2009. Prior to joining HM Capital in 1993, Mr. Neuman served for eight years as managing director of Communications Partners, Ltd., a private merchant bank focused on media and communications businesses. From 1976 to 1983, he served as Senior Vice President of InterFirst Bank in Dallas and President of First Dallas Capital, a small business investment company. Mr. Neuman received a Bachelors of Arts degree from the University of South Florida in 1967 and a Masters of Business Administration, with distinction, from Northwestern University in 1970.
Thomas O. Hicks, Jr. has been a vice president and secretary since our inception. Since 2005, Mr. Hicks has served as a vice president of Hicks Holdings LLC. From 2004 to 2005, Mr. Hicks served as director of corporate sales and suite sales for the Texas Rangers Baseball Club. From 2001 to 2003, Mr. Hicks was an analyst at Greenhill & Co. LLC, a New York based merchant banking firm. As an analyst, Mr. Hicks was involved in numerous private equity, mergers and acquisition advisory and financial restructuring transactions. Mr. Hicks currently serves as a director of Resolute Energy Corporation. Mr. Hicks received a Bachelors of Arts degree in government from the University of Texas at Austin in 2001. Mr. Hicks is the son of Thomas O. Hicks, our founder and chairman of the board, and the brother of Mack H. Hicks, one of our vice presidents.
Mack H. Hicks has been a vice president since our inception. Since January 2007, Mr. Hicks has served as a vice president of Hicks Holdings LLC. Mr. Hicks has also served as Co-Chairman for the Cedar Park Center and the American Hockey League’s Texas Stars since June 2010. Since February 2008, Mr. Hicks has served as a director of Wahanda, a supplier of health, beauty and wellness products. From January 2006 to December 2006, Mr. Hicks served as a research analyst at Halcyon Asset Management LLC, a multi-strategy investment firm. From June 2004 to January 2006, he served as an analyst in the financial sponsors group of Credit Suisse, an investment banking firm. As an analyst, Mr. Hicks was involved with several leveraged buyouts, recapitalizations and acquisitions. Mr. Hicks received a Bachelors of Arts degree from the University of Texas at Austin in 2003. Mr. Hicks is the son of Thomas O. Hicks, our founder and chairman of the board, and the brother of Thomas O. Hicks, Jr., our secretary and a vice president of the Company.
Curt L. Crofford has been a vice president since our inception. Since April 2007 and December 2010, Mr. Crofford has served as a vice president and principal, respectively, of Hicks Equity Partners and from June 2005 to April 2007 he was an associate with HM Capital Partners. From 2003 to 2005, Mr. Crofford attended the Fuqua School of Business at Duke University where he earned his Masters of Business Administration. From 2000 to 2003, Mr. Crofford served as Director of Equities Research for Dresdner Kleinwort Wasserstein in London, England. From 1995 to 2000, Mr. Crofford served as an Equities Research Analyst for Donaldson, Lufkin & Jenrette and BT Alex Brown in New York, where he provided investment recommendations on stocks of companies in the U.S., European and Latin American media industries. Mr. Crofford serves as a director of various HM Capital portfolio companies, including Fox Pan American Sports, LLC, an international sports programming and production company; Grupo MVS, a Mexican pay television and radio broadcasting operator; and Intercable, a Venezuelan provider of pay television, internet and telephone services. Mr. Crofford received his undergraduate degree from Vanderbilt University.
William A. Montgomery joined our board of directors upon the closing of our initial public offering. Mr. Montgomery has been a private investor since 1999. Mr. Montgomery served as a director for Hicks Acquisition Company I, Inc. from its inception in 2007 through consummation of a business combination with Resolute Energy Corporation in 2009. From 1989 to 1999, Mr. Montgomery was Chief Executive Officer of SA-SO Company, a company engaged in the distribution of municipal and traffic control products based in Dallas, Texas. Prior to 1989, Mr. Montgomery worked as a registered representative in the financial services industry, most recently serving with Morgan Stanley in the Private Client Services group from 1985 to 1989. Mr. Montgomery is also a board member and serves as Compensation Committee Chairman of Windstream Corporation, a telecommunications company headquartered in Little Rock, Arkansas. Mr. Montgomery received a Bachelor of Science degree in Business Administration and Finance from the University of Arkansas in 1971. Mr. Montgomery’s experience, qualifications, attributes and skills that led to the conclusion that he should serve on our board of directors include his experience as a chief executive officer, his other business experience and education and his prior blank check company experience.

William F. Quinn joined our board of directors upon the closing of our initial public offering. Mr. Quinn serves as the Chairman of American Beacon Advisors, Inc., which manages approximately $45 billion, including the American Airlines’ pension and short-term fixed income assets and the American Beacon mutual funds. Prior to being named to his current position, Mr. Quinn served as both chairman and chief executive officer from April 2006 to April 2009, president from November 1986 to April 2006, and director since 2001. Mr. Quinn served as a director for Hicks Acquisition Company I, Inc. from its inception in 2007 through consummation of a business combination with Resolute Energy Corporation in 2009. Mr. Quinn also served as a trustee of American Beacon Advisors, Inc. and related mutual funds from 1987 until April 2008. He currently serves as chairman of Lighthouse Holdings, Inc. and is the Independent Trustee for the National Railroad Retirement Investment Trust. From 1994 until August 2007, Mr. Quinn served as a trust manager of Crescent Real Estate Equities Company. Prior to his positions with American Beacon Advisors, Inc., Mr. Quinn held several management positions with American Airlines and its subsidiaries. He has served as a director of the board of American Airlines Federal Credit Union from July 1979 to present, including serving as chairman of the board from November 1989 to May 2003. He served as the chairman of the Committee on the Investment of Employee Benefit Assets (CIEBA) from 2006 to 2008. He currently serves on the advisory board of the Dallas Society of Financial Analysts. Mr. Quinn has served on the advisory board for Southern Methodist University’s Endowment Fund since September 1996, and is currently serving his third term on the New York Stock Exchange Pension Management Advisory Committee. Mr. Quinn received a Bachelor of Science degree in Accounting from Fordham University in 1969 and is a Certified Public Accountant. Mr. Quinn’s experience, qualifications, attributes and skills that led to the conclusion that he should serve on our board of directors include his extensive experience with operating companies, his financial expertise and education, his business experience and his prior blank check company experience.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.
Code of Ethics
In June 2010, we adopted a code of ethics that applies to our officers, directors and employees and have filed a copy of our code of ethics as an exhibit to our registration statement on Form S-1 (No. 333-167809), as amended. You may review our code of ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of our code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.
Audit Committee
We do not presently have an audit committee of our board of directors. Our board of directors intends to establish an audit committee upon the consummation of an initial business combination and, at that time, adopt a charter for such committee. We do not intend to establish an audit committee prior to such time.

ITEM 11.	EXECUTIVE COMPENSATION
None of our executive officers or directors has received any cash compensation for services rendered. Commencing on October 14, 2010 through the earlier of the consummation of our initial business combination and our liquidation, we are obligated to pay Hicks Holdings Operating LLC, an entity owned and controlled by Mr. Hicks, our founder and chairman of the board, a total of $10,000 per month for office space and administrative services, including secretarial support. This arrangement has been agreed to by Hicks Holdings Operating LLC for our benefit and is not intended to provide Mr. Hicks compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services. Other than this $10,000 per month fee, no compensation of any kind, including finder’s and consulting fees, has been, or will be, paid to the Sponsor or our executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors review on a quarterly basis all payments made to the Sponsor or our officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our management to remain with us after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our common stock as of March 11, 2011, by:
•	each person known by us to be the beneficial owner of more than 5% of our outstanding 17,142,857 shares of common stock;
•	each of our officers and directors; and
•	all our officers and directors as a group.
Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

		Approximate
		Percentage of
	Number of Shares	Outstanding Common
Name and Address of Beneficial Owner	Beneficially Owned	Stock

HH-HACII, L.P. (the Sponsor)	2,121,429	12.375%
100 Crescent Court, Suite 1200 Dallas, Texas 75201

Thomas O. Hicks(1)	2,121,429	12.375%
c/o Hicks Holdings LLC 100 Crescent Court, Suite 1200 Dallas, Texas 75201

Archer Capital Management, L.P.(2)	1,300,000	7.583%
570 Lexington Avenue, 40th Floor New York, New York 10022

Fir Tree Value Master Fund, L.P.(3)	1,275,000	7.438%
c/o Admiral Administration Ltd. Admiral Financial Center, 5th Floor 90 Fort Street, Box 32021 SMB Grand Cayman, Cayman Islands

AQR Capital Management, LLC(4)	1,050,000	6.125%
Two Greenwich Plaza, 3rd Floor Greenwich, Connecticut 06830

William A. Montgomery	10,714	0.0625%
100 Crescent Court, Suite 1200 Dallas, Texas 75201

William F. Quinn	10,714	0.0625%
4151 Amon Carter Blvd. Fort Worth, Texas 76155

All directors and executive officers as a group (eight individuals)	2,142,857	12.5%

(1)	Mr. Hicks is the sole member of HH-HACII GP, LLC, the general partner of the Sponsor, and may be considered to have beneficial ownership of the Sponsor’s interests in us. Mr. Hicks disclaims beneficial ownership of any shares of our common stock in which he does not have a pecuniary interest.

(2)	According to a Schedule 13G filed with the SEC on October 13, 2010 on behalf of Archer Capital Management, L.P., a Delaware limited partnership (“Archer”), as the investment manager to certain private investment funds (the “Funds”), Canton Holdings, L.L.C., a Delaware limited liability company (“Canton”), as the general partner of Archer, Joshua A. Lobel, an individual, as a principal of Canton, and Eric J. Edidin, an individual, as a principal of Canton, Archer, Canton, Mr. Lobel and Mr. Edidin may be deemed the beneficial owners of 1,300,000 shares of the Company’s common stock because Canton, Archer, Mr. Lobel and Mr. Edidin have the power to vote and dispose of 1,300,000 shares of the Company’s common stock held by the Funds.

(3)	According to a Schedule 13G filed with the SEC on October 18, 2010 on behalf of Fir Tree Value Master Fund, L.P., a Cayman Islands exempted limited partnership (“Fir Tree Value”), and Fir Tree, Inc., a New York corporation (“Fir Tree”), Fir Tree Value is the beneficial owner of 1,275,000 shares of the Company’s common stock. Fir Tree may be deemed to beneficially own the shares of common stock held by Fir Tree Value as a result of being the investment manager of Fir Tree Value. Fir Tree has been granted investment discretion over the Company’s common stock held by Fir Tree Value, and thus, has shared power to direct the vote and disposition of 1,275,000 shares of the Company’s common stock.

(4)	According to a Schedule 13G filed with the SEC on February 11, 2011 on behalf of AQR Capital Management, LLC, a Delaware limited liability company (“AQR”), AQR is the beneficial owner, as of December 31, 2010, of 1,050,000 shares of the Company’s common stock.
On June 15, 2010, the Sponsor purchased the Founder Shares for an aggregate purchase price of $25,000, or approximately $0.0076 per share. On July 30, 2010, the Sponsor transferred an aggregate of 32,856 Founder Shares to William A. Montgomery and William F. Quinn, each of whom joined our board of directors upon the closing of our initial public offering. On October 8, 2010, the Initial Stockholders returned to us an aggregate of 821,428 of their Founder Shares for no consideration in connection with a reduction in the number of units to be offered in our initial public offering. In addition, the Initial Stockholders returned to us an aggregate of 321,429 Founder Shares for no consideration after the underwriters of our initial public offering determined that they would not exercise their option to purchase additional units to cover any over-allotments. An aggregate of 428,571 Founder Shares are subject to forfeiture by the Initial Stockholders in the event the last sales price of our stock does not equal or exceed $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 24 months following the closing of our initial business combination. Mr. Hicks, our founder and chairman of the board, is the sole member of HH-HACII GP, LLC, the general partner of the Sponsor. In addition, Mr. Hicks, Christina Weaver Vest, our president, chief executive officer and chief financial officer, Eric C. Neuman, a senior vice president of the Company, Curt Crofford, a vice president of the Company, Thomas O. Hicks, Jr., our secretary and a vice president of the Company, Mack H. Hicks, a vice president of the Company, and Robert M. Swartz, our former president and chief executive officer, are each limited partners of the Sponsor.

The Sponsor purchased the Sponsor Warrants at a price of $0.75 per warrant ($5.0 million in the aggregate) in a private placement that occurred simultaneously with the closing of our initial public offering. Each Sponsor Warrant entitles the holder to purchase one share of our common stock at $12.00 per share. The proceeds from the sale of the Sponsor Warrants were added to the proceeds from our initial public offering held in the trust account pending our completion of our initial business combination. If we do not complete our initial business combination by July 14, 2012, which is the date that is 21 months after the closing of our initial public offering, the proceeds of the sale of the Sponsor Warrants will be used to fund the redemption of the Public Shares, and the Sponsor Warrants will expire worthless. The Sponsor Warrants are subject to certain transfer restrictions and will not be redeemable by us so long as they are held by the Sponsor or its permitted transferees. If the Sponsor Warrants are held by holders other than the Sponsor or its permitted transferees, the Sponsor Warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in our initial public offering. The Sponsor Warrants may also be exercised by the Sponsor or its permitted transferees on a cashless basis. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the warrants sold as part of the units in our initial public offering.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
On June 15, 2010, the Sponsor purchased the Founder Shares for an aggregate purchase price of $25,000, or approximately $0.0076 per share. On July 30, 2010, the Sponsor transferred an aggregate of 32,856 Founder Shares to William A. Montgomery and William F. Quinn, each of whom joined our board of directors upon the closing of our initial public offering. On October 8, 2010, the Initial Stockholders returned to us an aggregate of 821,428 of their Founder Shares for no consideration in connection with a reduction in the number of units to be offered in our initial public offering. In addition, the Initial Stockholders returned to us an aggregate of 321,429 Founder Shares for no consideration after the underwriters of our initial public offering determined that they would not exercise their option to purchase additional units to cover any over-allotments.
The securities described in the preceding paragraph were issued and transferred in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to an accredited investor.
Mr. Hicks, our founder and chairman of the board, is the sole member of HH-HACII GP, LLC, the general partner of the Sponsor. In addition, Mr. Hicks, Christina Weaver Vest, our president, chief executive officer and chief financial officer, Eric C. Neuman, a senior vice president of the Company, Curt Crofford, a vice president of the Company, Thomas O. Hicks, Jr., our secretary and a vice president of the Company, Mack H. Hicks, a vice president of the Company, and Robert M. Swartz, our former president and chief executive officer, are each limited partners of the Sponsor. The Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in the Sponsor is an accredited investor under Rule 501 of Regulation D. The limited partnership agreement of the Sponsor provides that its partnership interests may only be transferred to officers or directors of the Company or other persons affiliated with the Sponsor, or in connection with estate planning transfers.
In addition, simultaneously with our initial public offering, we consummated the private sale of the Sponsor Warrants to the Sponsor at a price of $0.75 per warrant (for an aggregate purchase price of $5.0 million). The Sponsor Warrants (including the common stock issuable upon exercise of the Sponsor Warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial business combination (except, among certain other limited exceptions, to our officers and directors and other persons or entities affiliated with the Sponsor) and they will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the warrants sold as part of the units in our initial public offering, except that the Sponsor Warrants may be exercised by the holders on a cashless basis.
Mr. Hicks, our founder and chairman of the board, advanced to us a total of $225,000 to be used for a portion of the expenses of our initial public offering. This advance was non-interest bearing, unsecured and was due at the earlier of December 31, 2010 and the closing of our initial public offering. The loan was repaid upon the closing of our initial public offering out of the $1.75 million of offering proceeds that was allocated to the payment of offering expenses.
In order to minimize potential conflicts of interest that may arise from multiple corporate affiliations, each of our officers has agreed, pursuant to a written agreement with us, that until the earliest of our initial business combination, our liquidation and such time as he or she ceases to be an officer, to present to us for our consideration, prior to presentation to any other entity, any business opportunity with an enterprise value of $100 million or more, subject to any pre-existing fiduciary or contractual obligations he or she might have. If any of our officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us or, in the case of a noncompete obligation, possibly prohibited from referring such opportunity to us. All of our officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
Thomas O. Hicks has relevant pre-existing fiduciary duties to Latrobe Specialty Steel Company, a specialty steel manufacturer; DirecPath, a provider of bundled DIRECTV programming, broadband voice and data services, security and other locally based services to multiple dwelling units; Ocular LCD, Inc., a designer, manufacturer and marketer of high-performance liquid crystal displays, modules and systems; Anvita, Inc., a provider of decision support systems for health care professionals; Hicks Sports Group, which owns and operates the Dallas Stars hockey team; and Fox Pan America Sports, LLC, an international sports programming and production company.

Each of our officers also has pre-existing fiduciary duties to certain other entities. Specifically, Christina Weaver Vest has pre-existing duties to Ocular LCD, Inc. and Anvita, Inc. Thomas O. Hicks, Jr. has pre-existing fiduciary duties to Resolute Energy Corporation. Mack Hicks has pre-existing fiduciary duties to Wahanda, a supplier of health, beauty and wellness products. Eric Neuman has pre-existing fiduciary duties to DirecPath, Persona Cable, a cable, television, internet and telecommunications provider in Canada, and Urban Radio Communications, a radio broadcasting company. Mr. Crofford has pre-existing fiduciary duties to Grupo MVS, a Mexican pay television and radio broadcasting operator and Intercable, a Venezuelan provider of pay television, internet and telephone services. Ms. Vest and Messrs. Neuman and Crofford have pre-existing fiduciary duties to Fox Pan America Sports, LLC.
We do not believe that any of the foregoing pre-existing fiduciary duties or contractual obligations will materially undermine our ability to consummate a business combination because the foregoing entities have specific industry focuses and, even within those industries, may have constraints on the size of acquisitions they would consider.
Our officers may become involved with subsequent blank check companies similar to the Company, although they have agreed not to participate in the formation of, or become an officer or director of, any blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by July 14, 2012, which is the date that is 21 months after the closing of our initial public offering.
You should also be aware of the following other potential conflicts of interest:
•	None of our officers and directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
•	The Initial Stockholders are the holders of the Founder Shares and the Sponsor Warrants. The Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the consummation of our initial business combination. Additionally, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial business combination by July 14, 2012. If we do not complete our initial business combination within such time frame, the proceeds of the sale of the Sponsor Warrants will be used to fund the redemption of the Public Shares, and the Sponsor Warrants will expire worthless. With certain limited exceptions, the Founder Shares and Sponsor Warrants (including the common stock issuable upon exercise of the Sponsor Warrants) will not be immediately transferable, assignable or salable by the Initial Stockholders. The Founder Shares may not be transferred, assigned or sold until the earlier of one year after the completion of our initial business combination (or earlier if, subsequent to our business combination, the last sales price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination) and the date on which we consummate a subsequent liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. The Initial Stockholders may not transfer, assign or sell the Sponsor Warrants and the respective common stock underlying such warrants until 30 days after the completion of our initial business combination. Since Mr. Hicks, Ms. Vest, Mr. Neuman, Mr. Crofford, Thomas O. Hicks, Jr. and Mack H. Hicks indirectly own shares of our common stock or warrants through the Sponsor, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect a business combination.
•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to a business combination.
While we do not intend to pursue an initial business combination with a company that is affiliated with the Sponsor or our officers or directors, we are not prohibited from pursuing such a transaction. In the event we seek to complete an initial business combination with such a company, we, or a committee of our independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA, that such an initial business combination is fair to the Company from a financial point of view. Furthermore, in no event will the Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination, other than $10,000 per month for office space and administrative services payable to Hicks Holdings Operating LLC, an entity owned and controlled by Mr. Hicks, our founder and chairman of the board.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:
•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.
Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Each of Messrs. Hicks, Neuman and Crofford, Ms. Vest, Thomas O. Hicks, Jr. and Mack H. Hicks is an officer, member or partner of Hicks Holdings LLC or Hicks Equity Partners LLC. However, each of such person will be required to offer all suitable business opportunities with an enterprise value of less than $100 million for a business combination to Hicks Holdings LLC or Hicks Equity Partners LLC prior to presenting it to us. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.
In the event that we submit our initial business combination to our Public Stockholders for a vote, the Initial Stockholders have agreed to vote their Founder Shares in accordance with the majority of the votes cast by our Public Stockholders and to vote any shares purchased during or after our initial public offering in favor of our initial business combination.
Director Independence
Although we are not required to have a majority of independent directors on our board of directors, we have elected to have a majority of independent directors. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.
Our board of directors has determined that each of Mr. Montgomery and Mr. Quinn, who joined our board of directors upon the closing of our initial public offering, is an independent director as such term is defined under the rules of the American Stock Exchange and Rule 10A-3 of the Exchange Act. Although the Company is not listed on the American Stock Exchange, we have voluntarily applied the definition of director independence used by the American Stock Exchange in making the determinations with respect to Mr. Montgomery and Mr. Quinn. In making the foregoing determinations, our board of directors considered that investment clients of American Beacon Advisors, Mr. Quinn’s employer, have co-invested, on arms length terms and on a passive basis, with affiliates of Mr. Hicks, our founder and chairman of the board, in past private investments that are unrelated to the Company. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The firm of KPMG LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to KPMG LLP for services rendered.
Audit Fees
Fees paid or payable for our independent registered public accounting firm were $229,500 for the services it performed in connection with this report, the two Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2010 and September 30, 2010 and our initial public offering, including review of our registration statement on Form S-1 and amendments thereto, comfort letters and consents.
Tax Fees
We have not incurred any fees for tax services.
All Other Fees
There have been no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
(1)	Financial Statements

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II.

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits

Exhibit
Number	Description
3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-54151), filed with the Securities and Exchange Commission on October 15, 2010).

3.2
Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-54151), filed with the Securities and Exchange Commission on October 15, 2010).

4.1
Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on August 4, 2010).

4.2
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on August 4, 2010).

4.3
Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on August 4, 2010).

4.4
Warrant Agreement, dated as of October 8, 2010, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-54151), filed with the Securities and Exchange Commission on October 15, 2010).

10.1
Promissory Note, dated June 15, 2010, issued to Thomas O. Hicks (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on June 25, 2010).

10.2
Form of Letter Agreement by and among the Registrant, Citigroup Global Markets Inc., HH-HACII, L.P. and Thomas O. Hicks (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on October 8, 2010).

10.3
Form of Letter Agreement by and among the Registrant, Citigroup Global Markets Inc. and each executive officer and director of the Registrant (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on October 8, 2010).

Exhibit
Number	Description
10.4
Investment Management Trust Agreement, dated as of October 8, 2010, by and between the Company and Continental Stock Transfer & Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54151), filed with the Securities and Exchange Commission on October 15, 2010).

10.5
Letter Agreement, dated as of June 23, 2010, by and between Hicks Holdings Operating LLC and Registrant regarding administrative support (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on June 25, 2010).

10.6
Form of Registration Rights Agreement by and among the Registrant, HH-HACII, L.P., Thomas O. Hicks, William A. Montgomery and William F. Quinn (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on October 8, 2010).

10.7
Securities Purchase Agreement, effective as of June 15, 2010, by and between the Registrant and HH-HACII, L.P. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on June 25, 2010).

10.8
Sponsor Warrants Purchase Agreement, dated as of June 23, 2010, by and between the Registrant and HH-HACII, L.P. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on June 25, 2010).

10.9
Form of Indemnity Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on August 4, 2010).

10.10
Securities Assignment Agreement, dated as of July 30, 2010, by and among HH-HACII, L.P., William A. Montgomery and William F. Quinn (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on August 4, 2010).

10.11
Form of Amendment to Securities Assignment Agreement by and among HH-HACII, L.P., William A. Montgomery and William F. Quinn (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on August 30, 2010).

10.12
Contribution Agreement, dated as of October 8, 2010, by and between the Registrant and HH-HACII, L.P. (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on October 8, 2010).

10.13
Contribution Agreement, dated as of October 8, 2010, by and between the Registrant and William A. Montgomery (incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on October 8, 2010).

10.14
Contribution Agreement, dated as of October 8, 2010, by and between the Registrant and William F. Quinn (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on October 8, 2010).

Exhibit
Number		Description
10.15	*	Contribution Agreement, dated as of March 7, 2011, by and between the Registrant and HH-HACII, L.P.

10.16	*	Contribution Agreement, dated as of March 7, 2011, by and between the Registrant and William A. Montgomery.

10.17	*	Contribution Agreement, dated as of March 7, 2011, by and between the Registrant and William F. Quinn.

14.
Form of Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on August 4, 2010).

31.1	*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2011	HICKS ACQUISITION COMPANY II, INC.

	By:	/s/ Christina Weaver Vest

		Name:	Christina Weaver Vest
		Title:	President, Chief Executive Officer and Chief Financial Officer
POWER OF ATTORNEY
The undersigned directors and officers of HICKS ACQUISITION COMPANY II, Inc. hereby constitute and appoint Christina Weaver Vest, with the power to act without the other and with full power of substitution and resubstitution, our true and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

/s/ Thomas O. Hicks	Chairman of the Board	March 11, 2011
Thomas O. Hicks

/s/ Christina Weaver Vest	President, Chief Executive Officer and Chief Financial Officer	March 11, 2011
Christina Weaver Vest

/s/ William A. Montgomery	Director	March 11, 2011
William A. Montgomery

/s/ William F. Quinn	Director	March 11, 2011
William F. Quinn

S-1

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors
Hicks Acquisition Company II, Inc.:
We have audited the accompanying balance sheet of Hicks Acquisition Company II, Inc. (a development stage company) (the Company) as of December 31, 2010, and the related statements of operations, stockholders’ equity, and cash flows for the period June 15, 2010 (inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hicks Acquisition Company II, Inc. (a development stage company) as of December 31, 2010, and the results of its operations and its cash flows for the period June 15, 2010 (inception) through December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Dallas, Texas
March 11, 2011

HICKS ACQUISITION COMPANY II, INC.
(A Development Stage Company)
Balance Sheet

December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,547,684
Cash equivalents held in trust	149,303,023
Other assets	170,255

Total assets	$151,020,962

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$291,243
Accounts payable and accrued expenses — related party	5,712
Deferred underwriters’ commission	4,500,000

Total current liabilities	4,796,955
Common stock, subject to possible redemption (at fair value): 14,544,181 shares at December 31, 2010	141,223,998
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; none issued or outstanding at December 31, 2010	—
Common stock, $0.0001 par value. Authorized 500,000,000 shares, 18,285,714 shares issued and 17,464,286 shares outstanding (less 14,544,181 shares subject to possible redemption) at December 31, 2010	292
Additional paid-in capital	5,280,120
Deficit accumulated during the development stage	(280,403)

Total stockholders’ equity	5,000,009

Total liabilities and stockholders’ equity	$151,020,962

See accompanying notes to financial statements.

HICKS ACQUISITION COMPANY II, INC.
(A Development Stage Company)
Statement of Operations

June 15, 2010
(inception) to
December 31, 2010
Formation and operating costs	$8,852
Professional fees	189,702
Other general and administrative expenses	91,000

Loss from operations before other income and income tax expense	(289,554)

Other income (expense):
Interest income	53,876
State taxes, other than income taxes	(44,725)

Total other income	9,151

Loss before income tax expense	(280,403)
Income tax expense	—

Net loss	$(280,403)

Loss per common share:
Basic and diluted	$(0.03)

Average common shares outstanding:
Basic and diluted	8,861,607

See accompanying notes to financial statements.

HICKS ACQUISITION COMPANY II, INC.
(A Development Stage Company)
Statement of Stockholders’ Equity

				Deficit
				accumulated
				during the
	Common stock		Additional	development	Stockholders’
	Shares	Amount	paid-in capital	stage	equity
Initial capital from founding stockholders for cash	3,285,714	$329	$24,671	$—	$25,000
Surrender of founding stockholder shares	(821,428)	(82)	82	—	—
Sale of 15,000,000 units, net of underwriters’ commissions and offering costs	15,000,000	1,500	141,477,910	—	141,479,410
Proceeds from issuance of sponsor warrants	—	—	5,000,000	—	5,000,000
Common stock subject to possible redemption of 14,544,181 shares (at fair market value)	—	(1,455)	(141,222,543)	—	(141,223,998)
Net loss	—	—	—	(280,403)	(280,403)

Balance at December 31, 2010	17,464,286	$292	$5,280,120	$(280,403)	$5,000,009

See accompanying notes to financial statements.

HICKS ACQUISITION COMPANY II, INC.
(A Development Stage Company)
Statement of Cash Flows

June 15, 2010
(inception) to
December 31, 2010
Cash flows from operating activities:
Net loss	$(280,403)
Change in operating assets and liabilities:
Accounts payable and accrued expenses	93,962
Other current assets	(170,255)

Net cash used in operating activities	(356,696)
Cash flows from investing activities:
Purchases of cash equivalents held in trust	(149,250,000)
Interest earned on cash equivalents held in trust	(53,023)

Net cash used in investing activities	(149,303,023)
Cash flows from financing activities:
Proceeds from note payable — related party	225,000
Payment on note payable — related party	(225,000)
Proceeds from the sale of common stock to founders	25,000
Proceeds from the sale of sponsor warrants	5,000,000
Proceeds from initial public offering, net of underwriters’ commission and offering costs paid	146,182,403

Net cash provided by financing activities	151,207,403

Increase in cash	1,547,684
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$1,547,684

Supplemental disclosure of noncash activities:
Accrual of deferred underwriters’ commission	$4,500,000

Cash paid during the period for:
Interest	$—
Income taxes	$—
See accompanying notes to financial statements.

HICKS ACQUISITION COMPANY II, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010
Note 1 — Organization and Nature of Business Operations
Hicks Acquisition Company II, Inc. (the Company) is a newly organized blank check company formed on June 15, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
The Company’s sponsor is HH-HACII, L.P. (the Sponsor). The Company has neither engaged in any operations nor generated any revenue to date. All activity from June 15, 2010 through December 31, 2010 relates to the Company’s formation and the initial public offering described below in Note 4. The Company has selected December 31 as its fiscal year-end.
The registration statement for the Company’s initial public offering (the Offering) was declared effective October 8, 2010. The Company consummated the Offering on October 14, 2010 and received proceeds of approximately $145.25 million, net of the underwriters’ commissions of $3.00 million and offering costs and other expenses of $1.75 million. The Company sold to the public 15,000,000 Units (as defined below in Note 4) at a price of $10.00 per Unit. Simultaneously with the consummation of the Offering, the Company consummated the private sale of 6,666,667 warrants (Sponsor Warrants) to our Sponsor at a price of $0.75 per Sponsor Warrant, generating gross proceeds, before expenses, of $5.00 million (the Private Placement). Net proceeds received by the Company from the consummation of both the Offering and Private Placement of Sponsor Warrants totaled approximately $150.25 million, net of underwriters’ commissions and offering costs. $149.25 million of the net proceeds were placed in a trust account at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee. The remaining $1.00 million of net proceeds were held outside of the trust and were placed in a money market account with JPMorgan Chase Bank, N.A.
Except for a portion of the interest income earned on the trust account balance that may be released to the Company to pay any income and franchise taxes and to fund the Company’s working capital requirements, and any amounts necessary to purchase up to 15% of the Company’s shares issued as part of the Units described in Note 4 (public shares) if the Company seeks stockholder approval for its initial business combination, none of the funds held in the trust account will be released until the earlier of the completion of the Company’s initial business combination and the redemption of 100% of the Company’s public shares if the Company is unable to consummate a business combination within 21 months from the closing of the Offering (subject to the requirements of law), or by July 14, 2012. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company’s efforts in identifying prospective target businesses will not be limited to a particular industry, geographic region or minimum transaction value for purposes of consummating an initial business combination. Instead, the Company intends to focus on various industries and target businesses that may provide significant opportunities for growth.
The Company will provide its stockholders with the opportunity to redeem their public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less franchise and income taxes payable, upon the consummation of the Company’s initial business combination, subject to the limitations described herein. There will be no redemption rights with respect to outstanding warrants, which will expire worthless in the event the Company does not consummate a business combination. Unlike many other blank check companies that hold stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and provide for related redemptions of public shares for cash upon consummation of such initial business combinations even when a vote is not required by law, the Company intends to consummate its initial business combination and conduct the redemptions without a stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which regulate issuer tender offers, and the Company will file tender offer documents with the Securities and Exchange Commission (the SEC). The tender offer documents will contain substantially the same financial and other information about the Company’s initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. In the event the Company conducts redemptions pursuant to the tender offer rules, its offer to redeem shares shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act. If, however, a stockholder vote is required by law, or the Company decides to hold a stockholder vote for business or other legal reasons, the Company will, like other blank check companies, conduct the redemptions pursuant to the proxy rules and not pursuant to the tender offer rules. If accepting all properly submitted redemption requests would cause the net tangible assets of the Company to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition for the relevant business combination, the

Company would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. If the Company’s initial business combination is not completed, then public stockholders exercising their redemption rights will not be entitled to receive redemption payments. If the Company holds a vote to approve its initial business combination, a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate 10% of the shares sold in the Offering.
If the Company seeks stockholder approval, the Company will consummate its initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, the Initial Stockholders (as defined below in Note 6) have agreed to vote their Founder Shares (as defined below in Note 6) in accordance with the majority of the votes cast by the public stockholders and to vote any public shares purchased during or after the Offering in favor of the Company’s initial business combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any public shares they may hold in connection with the consummation by the Company of a business combination.
If the Company does not effect a business combination by July 14, 2012, the Company will:
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
The Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares if the Company fails to consummate a business combination within the 21-month time period, although the Initial Stockholders will be entitled to redemption with respect to any public shares they hold if the Company fails to consummate a business combination within such time period. In the event of a liquidation, it is likely that the per-share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the Offering.
Note 2 — Basis of Presentation
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The Company follows the Financial Accounting Standard Board’s Accounting Standards Codification (the Codification). The Codification is the single source of authoritative accounting principles applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.
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
(b) Cash Equivalents Held in Trust
Cash equivalents held in trust are with JPMorgan Chase Bank, N.A., and Continental Stock Transfer & Trust Company serves as the trustee. The cash equivalents held in trust at December 31, 2010 are invested in the JPMorgan Liquid Assets Money Market Fund, which meets the requirements of Rule 2a-7 under the Investment Company Act.

(c) Fair Value of Financial Instruments
Unless otherwise disclosed, the fair values of financial instruments, including cash and cash equivalents and the cash equivalents held in trust, approximate their carrying amount due primarily to their short-term nature.
Common Stock, Subject to Possible Redemption, is stated at fair market value at December 31, 2010. The fair market value is different from the per public share amount held in the trust account.
(d) Loss per Common Share
Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 8,861,607 for the period from June 15, 2010 (inception) to December 31, 2010 takes into effect the 3,285,714 shares originally outstanding, the surrender of 821,428 of such shares on October 8, 2010 by the Initial Stockholders due to the reduction in size of the Offering and the 15,000,000 shares sold in the Offering and outstanding since October 14, 2010. The 21,666,667 warrants related to the Offering and Private Placement are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.
(e) Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
(f) Income Taxes
Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
The Company evaluates the uncertainty in tax positions taken or expected to be taken in the course of preparing the Company’s financial statements to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions deemed not to meet the “more likely than not” threshold would be recorded as a tax expense in the current period. The Company has no uncertain tax positions at December 31, 2010.
(g) Recent Accounting Pronouncements
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 4 — Initial Public Offering
On October 14, 2010, the Company sold to the public 15,000,000 units (Units) at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one warrant. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $12.00 per share, subject to adjustment. The warrants will become exercisable on the later of 30 days after the completion of the Company’s initial business combination or October 14, 2011, provided in each case that the Company has an effective registration statement under the Securities Act of 1933, as amended, covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available, and will expire five years after the completion of the Company’s initial business combination, or earlier upon redemption or liquidation. Once the warrants become exercisable, the Company may redeem the outstanding warrants, in whole and not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sales price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders.
The underwriters were granted a 45-day option to purchase up to an additional 2,250,000 Units to cover over-allotment, if any. The option expired on November 22, 2010 and was not exercised.
Note 5 — Related Party Transactions
(a) Note Payable — Related Party
The Company issued an aggregate of $225,000 in an unsecured promissory note to Thomas O. Hicks, the Company’s founder and chairman of the board, on June 15, 2010. The note was non-interest bearing and was paid in full on October 14, 2010.

(b) Services Agreement
The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Hicks Holdings Operating LLC, an affiliate of the Company’s founder and chairman of the board, Mr. Hicks. Services commenced on October 14, 2010 and will terminate upon the earlier of the consummation by the Company of an initial business combination and the liquidation of the Company.
(c) Sponsor Warrants
On October 14, 2010, the Sponsor purchased an aggregate of 6,666,667 warrants at price of $0.75 per warrant (for a total purchase price of $5.00 million) from the Company in the Private Placement. Mr. Hicks, the Company’s chairman of the board, is the sole member of HH-HACII GP, LLC, which is the general partner of the Sponsor. In addition, all of the Company’s executive officers are limited partners of the Sponsor. The Sponsor will be permitted to transfer the Sponsor Warrants held by it to the Company’s officers, directors, and other persons or entities affiliated with the Sponsor and in certain other limited circumstances, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as the Sponsor. Otherwise, the Sponsor Warrants will not be transferable, assignable or salable by the Sponsor until 30 days after the completion of the Company’s initial business combination. The Sponsor Warrants will be non-redeemable so long as they are held by the Sponsor or the Sponsor’s permitted transferees. The Sponsor Warrants may be exercised for cash or on a cashless basis. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the warrants being sold as part of the Units in the Offering.
(d) Accounts Payable and Accrued Expenses
Related party accounts payable and accrued expenses of $5,712 at December 31, 2010 relate primarily to travel costs.
Note 6 — Founder Shares
On June 15, 2010, the Sponsor purchased 3,285,714 shares of common stock (Founder Shares) for an aggregate amount of $25,000, or $0.0076 per share. On July 30, 2010, the Sponsor transferred an aggregate of 32,856 Founder Shares to William A. Montgomery and William F. Quinn, each of whom serve on the Company’s board of directors. The Sponsor, together with Messrs. Montgomery and Quinn, are referred to as the “Initial Stockholders.”
The Founder Shares are identical to the shares of common stock included in the Units sold in the Offering except that:
•	the Founder Shares are subject to certain transfer restrictions, as described in more detail below; and
•	the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and public shares in connection with the consummation of the Company’s initial business combination and to waive their redemption rights with respect to their Founder Shares if the Company fails to consummate its initial business combination within 21 months from the closing of the Offering, although they will be entitled to redemption rights with respect to any public shares they hold if the Company fails to consummate its initial business combination within such time period.
If the Company submits its initial business combination to the Company’s public stockholders for a vote, the Initial Stockholders have agreed to vote their Founder Shares in accordance with the majority of the votes cast by the public stockholders and to vote any public shares purchased during or after the Offering in favor of the Company’s initial business combination.
With certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to the Company’s officers and directors and other persons or entities affiliated with the Initial Stockholders, each of whom will be subject to the same transfer restrictions) until the earlier of one year after the completion of the Company’s initial business combination or earlier if, subsequent to the Company’s business combination, the last sales price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial business combination and the date on which the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.
On October 8, 2010, the Initial Stockholders returned 821,428 Founder Shares for cancellation for no consideration due to the decrease in the size of the Offering on that date. The forfeiture was adjusted so that the Initial Stockholders will collectively own 12.5% of the Company’s issued and outstanding shares after the Offering.

Simultaneously with the closing of the Offering, the Initial Stockholders agreed to forfeit up to 321,429 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, as described in Note 4. The over-allotment option was not exercised and the shares were forfeited on March 7, 2011. In addition, a portion of the Founders Shares in an amount equal to 2.5% of the Company’s issued and outstanding shares immediately after the Offering (the Founder Earnout Shares), will be subject to forfeiture by the Initial Stockholders in the event the last sales price of the Company’s stock does not equal or exceed $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 24 months following the closing of the Company’s initial business combination.
Note 7 — Stockholders’ Equity
(a) Preferred Stock
The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. No preferred shares were issued or outstanding as of December 31, 2010.
(b) Common Stock
The authorized common stock of the Company includes up to 500,000,000 shares on December 31, 2010. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the Company’s board of directors.
Note 8 — Income Taxes
The Company recorded a net deferred tax asset as follows:

December 31, 2010
Organization costs	$41,075
Acquisition costs	6,338
Net operating loss	47,913

Gross deferred tax asset	95,326

Valuation allowance	(95,326)

Net deferred tax asset	$—

The effective tax rate of zero differs from the statutory rate of 34% due to the establishment and increase of the valuation allowance.
Note 9 — Quarterly Results of Operations (Unaudited)
The following table sets forth unaudited quarterly results of operations for the period from June 15, 2010 (inception) to December 31, 2010. This unaudited quarterly information has been derived from the Company’s unaudited financial statements and, in the Company’s opinion, includes all adjustments, including normal recurring adjustments, necessary for a fair presentation of the information for the periods covered. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Period from June			Period from June
	15 (inception) to	Three Months Ended		15 (inception) to
	June 30, 2010	September 30, 2010	December 31, 2010	December 31, 2010
Loss from operations	$(63,117)	$(28,859)	$(197,578)	$(289,554)
Net loss	$(63,117)	$(28,859)	$(188,427)	(280,403)
Loss per share:
Basic and diluted	$(0.02)	$(0.01)	$(0.01)	$(0.03)
Weighted average shares outstanding:
Basic and diluted	3,285,714	3,285,714	15,407,221	8,861,607
Note 10 — Subsequent Event
As described in Note 4 and Note 6, the underwriters did not exercise the option to purchase additional units. Thus, the Initial Stockholders returned 321,429 Founder Shares for cancellation and no consideration on March 7, 2011.