Form 10-Q
period 2011-03-31
Hicks Acquisition CO II, Inc.
filed 2011-05-13
CIK 1416995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of May 13, 2011, the registrant had 17,142,857 shares of its common stock, par value $0.0001 per share, outstanding.

HICKS ACQUISITION COMPANY II, INC.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Balance Sheet as of March 31, 2011 (unaudited) and December 31, 2010	3

Condensed Statements of Operations for the three months ended March 31, 2011 and the period from June 15, 2010 (inception) through March 31, 2011 (unaudited)	4

Condensed Statement of Stockholders’ Equity for the period from June 15, 2010 (inception) through March 31, 2011 (unaudited)	5

Condensed Statements of Cash Flows for the three months ended March 31, 2011 and the period from June 15, 2010 (inception) through March 31, 2011 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	17

Item 4. Removed and Reserved	17

Item 5. Other Information	17

Item 6. Exhibits	18

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
HICKS ACQUISITION COMPANY II, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31, 2011
	(unaudited)	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,413,597	$1,547,684
Cash equivalents held in trust	149,313,243	149,303,023
Other assets	133,999	170,255

Total assets	$150,860,839	$151,020,962

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$277,687	$291,243
Accounts payable and accrued expenses — related party	306	5,712
Deferred underwriters’ commission	4,500,000	4,500,000

Total current liabilities	4,777,993	4,796,955
Common stock, subject to possible redemption (at fair value): 14,470,035 shares at March 31, 2011 and 14,544,181 shares at December 31, 2010	141,082,841	141,223,998
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; none issued or outstanding at March 31, 2011 or December 31, 2010	—	—
Common stock, $0.0001 par value. Authorized 500,000,000 shares, 17,142,857 shares issued and outstanding (less 14,470,035 shares subject to possible redemption) at March 31, 2011 and 17,464,286 shares issued and outstanding (less 14,544,181 shares subject to possible redemption) at December 31, 2010	267	292
Additional paid-in capital	5,421,301	5,280,120
Deficit accumulated during the development stage	(421,563)	(280,403)

Total stockholders’ equity	5,000,005	5,000,009

Total liabilities and stockholders’ equity	$150,860,839	$151,020,962

See accompanying notes to condensed financial statements.

HICKS ACQUISITION COMPANY II, INC.
(A Development Stage Company)
Condensed Statements of Operations
(unaudited)

	Three Months	June 15, 2010
	Ended	(inception) to
	March 31, 2011	March 31, 2011
Formation and operating costs	$—	$8,852
Professional fees	83,460	273,162
Other general and administrative expenses	67,680	158,680

Loss from operations before other income and income tax expense	(151,140)	(440,694)

Other income (expense):
Interest income	55,676	109,551
State taxes, other than income taxes	(45,696)	(90,420)

Total other income	9,980	19,131

Loss before income tax expense	(141,160)	(421,563)
Income tax expense	—	—

Net loss	$(141,160)	$(421,563)

Loss per common share:
Basic and diluted	$(0.01)	$(0.04)

Average common shares outstanding:
Basic and diluted	17,375,000	11,503,695

See accompanying notes to condensed financial statements.

HICKS ACQUISITION COMPANY II, INC.
(A Development Stage Company)
Condensed Statement of Stockholders’ Equity

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development	Stockholders’
	Shares	Amount	capital	stage	equity
Initial capital from founding stockholders for cash	3,285,714	$329	$24,671	$—	$25,000
Surrender of founding stockholder shares	(821,428)	(82)	82	—	—
Sale of 15,000,000 units, net of underwriters’ commissions and offering costs	15,000,000	1,500	141,477,910	—	141,479,410
Proceeds from issuance of sponsor warrants	—	—	5,000,000	—	5,000,000
Common stock subject to possible redemption of 14,544,181 shares (at fair market value)	—	(1,455)	(141,222,543)	—	(141,223,998)
Net loss	—	—	—	(280,403)	(280,403)

Balance at December 31, 2010	17,464,286	292	5,280,120	(280,403)	5,000,009

Surrender of founding stockholder shares	(321,429)	(32)	32	—	—
Net loss	—	—	—	(141,160)	(141,160)
Change in shares subject to possible redemption to 14,470,035 shares (at fair market value)	—	7	141,149	—	141,156

Balance at March 31, 2011 (unaudited)	17,142,857	$267	$5,421,301	$(421,563)	$5,000,005

See accompanying notes to condensed financial statements.

HICKS ACQUISITION COMPANY II, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(unaudited)

	Three Months	June 15, 2010
	Ended	(inception) to
	March 31, 2011	March 31, 2011
Cash flows from operating activities:
Net loss	$(141,160)	$(421,563)
Change in operating assets and liabilities:
Accounts payable and accrued expenses	(18,963)	74,999
Other current assets	36,256	(133,999)

Net cash used in operating activities	(123,867)	(480,563)
Cash flows from investing activities:
Purchases of cash equivalents held in trust	—	(149,250,000)
Proceeds from the sale of cash equivalents held in trust	44,725	44,725
Interest earned on cash equivalents held in trust	(54,945)	(107,968)

Net cash used in investing activities	(10,220)	(149,313,243)
Cash flows from financing activities:
Proceeds from note payable — related party	—	225,000
Payment on note payable — related party	—	(225,000)
Proceeds from the sale of common stock to founders	—	25,000
Proceeds from the sale of sponsor warrants	—	5,000,000
Proceeds from initial public offering, net of underwriters’ commission and offering costs paid	—	146,182,403

Net cash provided by financing activities	—	151,207,403

(Decrease)/Increase in cash	(134,087)	1,413,597
Cash and cash equivalents at beginning of period	1,547,684	—

Cash and cash equivalents at end of period	$1,413,597	$1,413,597

Supplemental disclosure of noncash activities:
Accrual of deferred underwriters’ commission	$—	$4,500,000

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—
See accompanying notes to condensed financial statements.

HICKS ACQUISITION COMPANY II, INC.
(a Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Interim Financial Information
These unaudited condensed financial statements as of March 31, 2011, the results of operations for the three months ended March 31, 2011 and the period from June 15, 2010 (inception) through March 31, 2011, and cash flows for the three months ended March 31, 2011 and the period from June 15, 2010 (inception) through March 31, 2011, have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of Hicks Acquisition Company II, Inc. (the “Company”). In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year.
These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2011.
Note 2 — Organization and Nature of Business Operations
The Company is a blank check company formed in Delaware on June 15, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
The Company’s sponsor is HH-HACII, L.P. (the “Sponsor”). Through March 31, 2011, the Company’s efforts have been limited to activities relating to the organization of the Company, the Offering (as defined below), identifying and evaluating prospective acquisition candidates and general corporate matters. The Company has not generated any revenues, other than interest income earned on the proceeds held in the trust account established in connection with the Offering. The Company has selected December 31 as its fiscal year-end.
The registration statement for the Company’s initial public offering (the “Offering”) was declared effective October 8, 2010. The Company consummated the Offering on October 14, 2010 and received proceeds of approximately $145.25 million, net of the underwriters’ commissions of $3.00 million and offering costs and other expenses of $1.75 million. In the Offering, the Company sold to the public 15,000,000 Units (as defined below in Note 4) at a price of $10.00 per Unit. Simultaneously with the consummation of the Offering, the Company consummated the private sale of 6,666,667 warrants (“Sponsor Warrants”) to the Sponsor at a price of $0.75 per Sponsor Warrant, generating gross proceeds, before expenses, of $5.00 million (the “Private Placement”). Net proceeds received by the Company from the consummation of both the Offering and Private Placement totaled approximately $150.25 million, net of underwriters’ commissions and offering costs. $149.25 million of the net proceeds were placed in a trust account at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee. The remaining $1.00 million of net proceeds were held outside of the trust and were placed in a money market account with JPMorgan Chase Bank, N.A.
Except for a portion of the interest income earned on the trust account balance that may be released to the Company to pay any income and franchise taxes and to fund the Company’s working capital requirements, and any amounts necessary to purchase up to 15% of the Company’s shares of common stock issued as part of the Units described in Note 4 (the “Public Shares”) if the Company seeks stockholder approval for its initial business combination, none of the funds held in the trust account will be released until the earlier of the completion of the Company’s initial business combination and the redemption of 100% of the Public Shares if the Company is unable to consummate a business combination by July 14, 2012 (subject to the requirements of law). The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of Public Shares (the “Public Stockholders”).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company’s efforts in identifying prospective target businesses are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating an initial business combination. Instead, the Company is focusing on various industries and target businesses that may provide significant opportunities for growth.
The Company will provide its stockholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less franchise and income taxes payable, upon the consummation of the Company’s initial business combination, subject to the limitations described herein. There will be no redemption rights with respect to outstanding warrants, which will expire worthless in the event the Company does not consummate a business combination. Unlike many other blank check companies that hold stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and provide for related redemptions of public shares for cash upon consummation of such initial business combinations even when a vote is not required by law, the Company intends to consummate its initial business combination and conduct the redemptions without a stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulate issuer tender offers, and the Company will file tender offer documents with the SEC. The tender offer documents will contain substantially the same financial and other information about the Company’s initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. In the event the Company conducts redemptions pursuant to the tender offer rules, its offer to redeem shares shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act. If, however, a stockholder vote is required by law, or the Company decides to hold a stockholder vote for business or other legal reasons, the Company will, like other blank check companies, conduct the redemptions pursuant to the proxy rules and not pursuant to the tender offer rules. If accepting all properly submitted redemption requests would cause the net tangible assets of the Company to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition for the relevant business combination, the Company would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. If the Company’s initial business combination is not completed, then Public Stockholders exercising their redemption rights will not be entitled to receive redemption payments. If the Company holds a vote to approve its initial business combination, a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate 10% of the shares sold in the Offering.
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
(b) Cash Equivalents Held in Trust
Cash equivalents held in trust are with JPMorgan Chase Bank, N.A., and Continental Stock Transfer & Trust Company serves as the trustee. The cash equivalents held in trust at March 31, 2011 are invested in the JPMorgan Liquid Assets Money Market Fund, which meets the requirements of Rule 2a-7 under the Investment Company Act of 1940, as amended.
(c) Fair Value of Financial Instruments
Unless otherwise disclosed, the fair values of financial instruments, including cash and cash equivalents and the cash equivalents held in trust, approximate their carrying amount due primarily to their short-term nature.
Common Stock, Subject to Possible Redemption, is stated at fair market value at March 31, 2011. The fair market value is different from the per Public Share amount held in the trust account.
(d) Loss per Common Share
Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 17,375,000 for the three months ended March 31, 2011 takes into effect the 17,464,286 shares outstanding at the beginning of such three month period and the surrender of 321,429 of such shares by the Initial Stockholders to the Company for cancellation on March 7, 2011 in connection with the underwriters’ election to not exercise their over-allotment option. The weighted average common shares issued and outstanding of 11,503,695 for the period from June 15, 2010 (inception) through March 31, 2011 takes into effect the 3,285,714 shares originally outstanding, the surrender of 821,428 of such shares on October 8, 2010 by the Initial Stockholders due to the reduction in the size of the Offering, the 15,000,000 shares sold in the Offering and outstanding since October 14, 2010 and the surrender of 321,429 shares of common stock by the Initial Stockholders to the Company for cancellation on March 7, 2011 in connection with the underwriters’ election to not exercise their over-allotment option.
The 21,666,667 warrants issued in the Offering and the Private Placement are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

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
The Company evaluates the uncertainty in tax positions taken or expected to be taken in the course of preparing the Company’s financial statements to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions deemed not to meet the “more likely than not” threshold would be recorded as a tax expense in the current period. The Company has no uncertain tax positions at March 31, 2011.
(g) Recent Accounting Pronouncements
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 4 — Initial Public Offering
On October 14, 2010, the Company sold to the public 15,000,000 units (“Units”) at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one warrant. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $12.00 per share, subject to adjustment. The warrants will become exercisable on the later of 30 days after the completion of the Company’s initial business combination or October 14, 2011, provided in each case that the Company has an effective registration statement under the Securities Act of 1933, as amended, covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available, and will expire five years after the completion of the Company’s initial business combination, or earlier upon redemption or liquidation. Once the warrants become exercisable, the Company may redeem the outstanding warrants, in whole and not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sales price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders.
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

(c) Sponsor Warrants
On October 14, 2010, the Sponsor purchased an aggregate of 6,666,667 warrants at price of $0.75 per warrant (for a total purchase price of $5.00 million) from the Company in the Private Placement. Mr. Hicks, the Company’s founder and chairman of the board, is the sole member of HH-HACII GP, LLC, which is the general partner of the Sponsor. In addition, all of the Company’s executive officers are limited partners of the Sponsor. The Sponsor will be permitted to transfer the Sponsor Warrants held by it to the Company’s officers, directors, and other persons or entities affiliated with the Sponsor and in certain other limited circumstances, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as the Sponsor. Otherwise, the Sponsor Warrants will not be transferable, assignable or salable by the Sponsor until 30 days after the completion of the Company’s initial business combination. The Sponsor Warrants will be non-redeemable so long as they are held by the Sponsor or the Sponsor’s permitted transferees. The Sponsor Warrants may be exercised for cash or on a cashless basis. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the warrants being sold as part of the Units in the Offering.
(d) Accounts Payable and Accrued Expenses
Related party accounts payable and accrued expenses of $306 and $5,712 at March 31, 2011 and December 31, 2010, respectively, relate primarily to travel costs.
Note 6 — Founder Shares
On June 15, 2010, the Sponsor purchased 3,285,714 shares of common stock (“Founder Shares”) for an aggregate purchase price of $25,000, or $0.0076 per share. On July 30, 2010, the Sponsor transferred an aggregate of 32,856 Founder Shares to William A. Montgomery and William F. Quinn, each of whom serve on the Company’s board of directors. The Sponsor, together with Messrs. Montgomery and Quinn, are referred to as the “Initial Stockholders.” On October 8, 2010, in connection with the decrease in the size of the Offering on that date, the Initial Stockholders returned to the Company, for no consideration, 821,428 Founder Shares for cancellation so that the Initial Stockholders would collectively own 12.5% of the Company’s issued and outstanding shares after the Offering.
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

Simultaneously with the closing of the Offering, the Initial Stockholders agreed to forfeit up to 321,429 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, as described in Note 4. The over-allotment option was not exercised and the shares were forfeited on March 7, 2011. In addition, a portion of the Founder Shares in an amount equal to 2.5% of the Company’s issued and outstanding shares immediately after the Offering will be subject to forfeiture by the Initial Stockholders in the event the last sales price of the Company’s stock does not equal or exceed $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 24 months following the closing of the Company’s initial business combination.
Note 7 — Stockholders’ Equity
(a) Preferred Stock
The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. No preferred shares were issued or outstanding at March 31, 2011 and December 31, 2010.
(b) Common Stock
The authorized common stock of the Company includes up to 500,000,000 shares. Holders of shares of common stock are entitled to one vote for each share of common stock. In addition, holders of shares of common stock are entitled to receive dividends when, as and if declared by the Company’s board of directors. The Company had 17,142,857 shares issued and outstanding at March 31, 2011 and 17,464,286 shares issued and outstanding at December 31, 2010.

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
Special Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this report, including, without limitation, statements regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.
Overview
We are a blank check company formed on June 15, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating an initial business combination, except that we will not effect a business combination with another blank check company or a similar type of company with nominal operations or with an entity that is affiliated with HH-HACII, L.P. (the “Sponsor”) and engaged in the business of owning or operating a professional sports team as its principal business.

Results of Operations
Through March 31, 2011, our efforts have been limited to activities relating to the organization of the Company, our initial public offering, identifying and evaluating prospective acquisition candidates and general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the trust account established in connection with our initial public offering. As of March 31, 2011, approximately $149.3 million was held in the trust account (including $4.50 million of deferred underwriting discounts and commissions, $5.00 million from the sale of the Sponsor Warrants and approximately $108,000 in interest earned less approximately $45,000 withdrawn to pay Delaware taxes) and we had cash outside of trust of approximately $1.4 million and approximately $278,000 in accounts payable and accrued expenses. Up to $2.25 million in interest income on the balance of the trust account (net of franchise and income taxes payable) may be available to us to fund our working capital requirements. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.
Liquidity and Capital Resources
On October 14, 2010, we consummated our initial public offering of 15,000,000 units at a price of $10.00 per unit and received net proceeds of approximately $145.25 million, net of the underwriters’ commissions of $3.00 million and offering costs and other expenses of $1.75 million. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 6,666,667 warrants (the “Sponsor Warrants”) to the Sponsor at a price of $0.75 per warrant, generating gross proceeds, before expenses, of $5.00 million. Net proceeds received by the Company from the consummation of both our initial public offering and private placement of the Sponsor Warrants totaled approximately $150.25 million, net of underwriters’ commissions and offering costs. $149.25 million of the net proceeds were placed in a trust account at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee. All of our funds in the trust account are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The remaining $1.00 million of net proceeds were held outside of the trust and were placed in a money market account with JPMorgan Chase Bank, N.A. For a description of the proceeds generated in our initial public offering and private placement of the Sponsor Warrants and a discussion of the use of such proceeds, we refer you to Part II, Item 2 of this report and Note 2 and Note 4 of the unaudited condensed financial statements included in Part I, Item 1 of this report.
For the three months ended March 31, 2011, we disbursed an aggregate of approximately $123,000 out of the proceeds of our initial public offering not held in trust for the following purposes:
•
$30,000 to Hicks Holdings Operating LLC, an entity owned and controlled by Thomas O. Hicks, our founder and chairman of the board, for office space, administrative services and secretarial support; and

•	$93,000 of expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses.
We believe we will have sufficient available funds outside of the trust account to operate through July 14, 2012, which is the date that is 21 months after the closing of our initial public offering, assuming that a business combination is not consummated during that time. However, we cannot assure you this will be the case. Over this time period, we currently anticipate incurring expenses for the following purposes:
•	due diligence and investigation of prospective target businesses;
•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;
•	structuring and negotiating a business combination, including the making of any down payment or the payment of any exclusivity or similar fees and expenses; and
•	other miscellaneous expenses.

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
We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities or entered into any non-financial assets.
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
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
Cash Held in Trust
A total of $149.25 million, including approximately $139.75 million of the net proceeds from our initial public offering, $5.00 million from the sale of the Sponsor Warrants and $4.50 million of deferred underwriting discounts and commissions, was placed in a trust account at JPMorgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company serving as trustee. The trust proceeds are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of March 31, 2011, the balance in the trust account was approximately $149.3 million, which includes approximately $108,000 of interest earned since the inception of the trust.
Loss per Common Share
Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 17,375,000 for the three months ended March 31, 2011 takes into effect the 17,464,286 shares outstanding at the beginning of such three month period and the surrender of an aggregate of 321,429 of such shares by the Sponsor, William A. Montgomery and William F. Quinn (collectively, the “Initial Stockholders”) to the Company for cancellation on March 7, 2011 in connection with the underwriters’ election to not exercise their over-allotment option. The weighted average common shares issued and outstanding of 11,503,695 for the period from June 15, 2010 (inception) through March 31, 2011 takes into effect the 3,285,714 shares originally outstanding, the surrender of 821,428 of such shares on October 8, 2010 by the Initial Stockholders due to the reduction in the size of our initial public offering, the 15,000,000 shares sold in our initial public offering and outstanding since October 14, 2010 and the surrender of 321,429 shares of common stock by the Initial Stockholders to the Company for cancellation on March 7, 2011 in connection with the underwriters’ election to not exercise their over-allotment option.

The 21,666,667 warrants issued in our initial public offering and the private placement of the Sponsor Warrants are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1A.	RISK FACTORS
Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 11, 2011. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of May 13, 2011, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 11, 2011, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds from Initial Public Offering
On October 14, 2010, we consummated our initial public offering of 15,000,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise of $12.00 per share. The warrants will become exercisable on the later of (i) 30 days after the completion of our initial business combination and (ii) 12 months from the closing of our initial public offering. The warrants expire five years after the completion of our initial business combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice if, and only if, the last sale prices of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period ending on the third business day before we send the notice of redemption. The units in the public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $150,000,000. Citigroup Global Markets Inc. acted as sole bookrunning manager and as representative of Deutsche Bank Securities Inc. The securities sold in the offering were registered under the Securities Act of 1933, as amended (the “Securities Act”) on a registration statement on Form S-1 (No. 333-167809). The SEC declared the registration statement effective on October 8, 2010.
We paid a total of $3.00 million in underwriting discounts and commissions and approximately $1.75 million in other costs and expenses related to the offering. In addition, the underwriters agreed to defer $4.50 million in underwriting discounts and commissions, which amount will be payable upon the consummation of our initial business combination if consummated. We repaid Mr. Hicks, our founder and chairman of the board, $225,000 in satisfaction of an outstanding promissory note after the closing of our initial public offering.

We also consummated the simultaneous private sale of the Sponsor Warrants at a price of $0.75 per warrant (for an aggregate purchase price of $5,000,000). The Sponsor Warrants (including the common stock issuable upon exercise of the Sponsor Warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial business combination (except, among certain other limited exceptions, to our officers and directors and other persons or entities affiliated with our Sponsor) and they will not be redeemable by the Company so long as they are held by our Sponsor or its permitted transferees. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the warrants sold as part of the units in our initial public offering, except that the Sponsor Warrants may be exercised by the holders on a cashless basis. The sale of the Sponsor Warrants was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.
After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from our initial public offering were $150.25 million and $149.25 million (or approximately $9.95 per unit sold in the initial public offering) was placed in a trust account.

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

10.1
Contribution Agreement, dated as of March 7, 2011, by and between the Registrant and HH-HACII, L.P. (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 000-54151), filed with the Securities and Exchange Commission on March 11, 2011).

10.2
Contribution Agreement, dated as of March 7, 2011, by and between the Registrant and William A. Montgomery (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (File No. 000-54151), filed with the Securities and Exchange Commission on March 11, 2011).

Exhibit
Number		Description
10.3
Contribution Agreement, dated as of March 7, 2011, by and between the Registrant and William F. Quinn (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 000-54151), filed with the Securities and Exchange Commission on March 11, 2011).

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

Date: May 13, 2011	HICKS ACQUISITION COMPANY II, INC.
/s/ Christina Weaver Vest
	Name:	Christina Weaver Vest
	Title:	President, Chief Executive Officer and Chief Financial Officer