Form 10-Q
period 2011-06-30
Hicks Acquisition CO II, Inc.
filed 2011-08-05
CIK 1416995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of August 5, 2011, the registrant had 17,142,857 shares of its common stock, par value $0.0001 per share, outstanding.

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
HICKS ACQUISITION COMPANY II, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30, 2011	December 31,
	(unaudited)	2010
Assets
Current assets:
Cash and cash equivalents	$1,327,751	$1,547,684
Cash equivalents held in trust	149,354,973	149,303,023
Other assets	96,835	170,255

Total assets	$150,779,559	$151,020,962

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$381,278	$291,243
Accounts payable and accrued expenses — related party	12,939	5,712
Deferred underwriters’ commission	4,500,000	4,500,000

Total current liabilities	4,894,217	4,796,955
Common stock, subject to possible redemption (at fair value): 14,346,776 shares at June 30, 2011 and 14,544,181 shares at December 31, 2010	140,885,340	141,223,998
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; none issued or outstanding at June 30, 2011 or December 31, 2010	—	—
Common stock, $0.0001 par value. Authorized 500,000,000 shares, 17,142,857 shares issued and outstanding (less 14,346,776 shares subject to possible redemption) at June 30, 2011 and 17,464,286 shares issued and outstanding (less 14,544,181 shares subject to possible redemption) at December 31, 2010	280	292
Additional paid-in capital	5,618,790	5,280,120
Deficit accumulated during the development stage	(619,068)	(280,403)

Total stockholders’ equity	5,000,002	5,000,009

Total liabilities and stockholders’ equity	$150,779,559	$151,020,962

See accompanying notes to condensed financial statements.

HICKS ACQUISITION COMPANY II, INC.
(A Development Stage Company)
Condensed Statements of Operations
(unaudited)

	Three Months	June 15, 2010	Six Months	June 15, 2010
	Ended June 30,	(inception) to	Ended June 30,	(inception) to
	2011	June 30, 2010	2011	June 30, 2011
Formation and operating costs	$—	$5,037	$—	$8,852
Professional fees	73,990	58,080	157,450	347,152
Other general and administrative expenses	120,923	—	188,603	279,604

Loss from operations before other income (expense) and income tax expense	(194,913)	(63,117)	(346,053)	(635,608)
Other income (expense):
Interest income	42,408	—	98,084	151,960
State taxes, other than income taxes	(45,000)	—	(90,696)	(135,420)

Total other income (expense)	(2,592)	—	7,388	16,540

Loss before income tax expense	(197,505)	(63,117)	(338,665)	(619,068)
Income tax expense	—	—	—	—

Net loss	$(197,505)	$(63,117)	$(338,665)	$(619,068)

Loss per common share:
Basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Average common shares outstanding:
Basic and diluted	17,142,857	3,285,714	17,258,287	12,850,581

See accompanying notes to condensed financial statements.

HICKS ACQUISITION COMPANY II, INC.
(A Development Stage Company)
Condensed Statement of Stockholders’ Equity

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development	Stockholders’
	Shares	Amount	capital	stage	equity
Initial capital from founding stockholders for cash	3,285,714	$329	$24,671	$—	$25,000
Surrender of founding stockholder shares	(821,428)	(82)	82	—	—
Sale of 15,000,000 units, net of underwriters’ commissions and offering costs	15,000,000	1,500	141,477,910	—	141,479,410
Proceeds from issuance of sponsor warrants	—	—	5,000,000	—	5,000,000
Common stock subject to possible redemption of 14,544,181 shares (at fair market value)	—	(1,455)	(141,222,543)	—	(141,223,998)
Net loss	—	—	—	(280,403)	(280,403)

Balance at December 31, 2010	17,464,286	292	5,280,120	(280,403)	5,000,009

Surrender of founding stockholder shares	(321,429)	(32)	32	—	—
Net loss	—	—	—	(338,665)	(338,665)
Change in shares subject to possible redemption to 14,346,776 shares (at fair market value)	—	20	338,638	—	338,658

Balance at June 30, 2011 (unaudited)	17,142,857	$280	$5,618,790	$(619,068)	$5,000,002

See accompanying notes to condensed financial statements.

HICKS ACQUISITION COMPANY II, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(unaudited)

		June 15, 2010	June 15, 2010
	Six Months Ended	(inception) to	(inception) to
	June 30, 2011	June 30, 2010	June 30, 2011
Cash flows from operating activities:
Net loss	$(338,665)	$(63,117)	$(619,068)
Change in operating assets and liabilities:
Accounts payable and accrued expenses	97,262	63,131	191,224
Other current assets	73,420	—	(96,835)

Net cash (used in) provided by operating activities	(167,983)	14	(524,679)

Cash flows from investing activities:
Purchase of cash equivalents held in trust	—	—	(149,250,000)
Proceeds from sale of cash equivalents held in trust	44,725	—	44,725
Interest earned on cash equivalents held in trust	(96,675)	—	(149,698)

Net cash used in investing activities	(51,950)	—	(149,354,973)

Cash flows from financing activities:
Proceeds from note payable — related party	—	225,000	225,000
Payment on note payable — related party	—	—	(225,000)
Proceeds from the sale of common stock to founders	—	25,000	25,000
Proceeds from the sale of sponsor warrants	—	—	5,000,000
Proceeds from initial public offering, net of underwriters’ commission and offering costs paid	—	(39,899)	146,182,403

Net cash provided by financing activities		210,101	151,207,403

(Decrease) Increase in cash and cash equivalents	(219,933)	210,115	1,327,751

Cash and cash equivalents at beginning of period	1,547,684	—	—

Cash and cash equivalents at end of period	$1,327,751	$210,115	$1,327,751

Supplemental disclosure of noncash activities:
Accrual of deferred underwriters’ commission	$—	$—	$4,500,000

Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
See accompanying notes to condensed financial statements.

HICKS ACQUISITION COMPANY II, INC.
(a Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Interim Financial Information
These unaudited condensed financial statements as of June 30, 2011, the results of operations for the three and six months ended June 30, 2011, the period from June 15, 2010 (inception) to June 30, 2010 and the period from June 15, 2010 (inception) through June 30, 2011, and cash flows for the six months ended June 30, 2011, the period from June 15, 2010 (inception) to June 30, 2010 and the period from June 15, 2010 (inception) through June 30, 2011, have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of Hicks Acquisition Company II, Inc. (the “Company”). In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year.
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
The Company’s sponsor is HH-HACII, L.P. (the “Sponsor”). Through June 30, 2011, the Company’s efforts have been limited to activities relating to the organization of the Company, the Offering (as defined below), identifying and evaluating prospective acquisition candidates and general corporate matters. The Company has not generated any revenues, other than interest income earned on the proceeds held in the trust account established in connection with the Offering. The Company has selected December 31 as its fiscal year-end.
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
The Company will provide its stockholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less franchise and income taxes payable, upon the consummation of the Company’s initial business combination, subject to the limitations described herein. There will be no redemption rights with respect to outstanding warrants, which will expire worthless in the event the Company does not consummate a business combination. Unlike many other blank check companies that hold stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and provide for related redemptions of public shares for cash upon consummation of such initial business combinations even when a vote is not required by law, the Company intends to consummate its initial business combination and conduct the redemptions without a stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulate issuer tender offers, and the Company will file tender offer documents with the SEC. The tender offer documents will contain substantially the same financial and other information about the Company’s initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. In the event the Company conducts redemptions pursuant to the tender offer rules, its offer to redeem shares shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act. If, however, a stockholder vote is required by law, or the Company decides to hold a stockholder vote for business or other legal reasons, the Company will, like other blank check companies, conduct the redemptions pursuant to the proxy rules and not pursuant to the tender offer rules. If accepting all properly submitted redemption requests would cause the net tangible assets of the Company to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition for the relevant business combination, the Company would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. If the Company’s initial business combination is not completed, then Public Stockholders exercising their redemption rights will not be entitled to receive redemption payments. If the Company holds a vote to approve its initial business combination, a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 10% of the shares sold in the Offering.
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
(b) Cash Equivalents Held in Trust
Cash equivalents held in trust are with JPMorgan Chase Bank, N.A., and Continental Stock Transfer & Trust Company serves as the trustee. The cash equivalents held in trust at June 30, 2011 and December 31, 2010 are invested in the JPMorgan Liquid Assets Money Market Fund, which meets the requirements of Rule 2a-7 under the Investment Company Act of 1940, as amended.
(c) Fair Value of Financial Instruments
Unless otherwise disclosed, the fair values of financial instruments, including cash and cash equivalents and the cash equivalents held in trust, approximate their carrying amount due primarily to their short-term nature.
Common Stock, Subject to Possible Redemption, is stated at fair market value at June 30, 2011 and December 31, 2010. The fair market value is different from the per Public Share amount held in the trust account.
(d) Loss per Common Share
Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 17,142,857 for the three months ended June 30, 2011 takes into effect the 17,142,857 shares outstanding at the beginning of such three month period. The weighted average common shares issued and outstanding of 17,258,287 for the six months ended June 30, 2011 takes into effect the 17,464,286 shares outstanding at the beginning of the period and the surrender of 321,429 of such shares by the Initial Stockholders to the Company for cancellation on March 7, 2011 in connection with the underwriters’ election to not exercise their over-allotment option. The weighted average common shares issued and outstanding of 3,285,714 for the period from June 15, 2010 (inception) to June 30, 2010 takes into effect the 3,285,714 shares originally issued at inception. The weighted average common shares issued and outstanding of 12,850,581 for the period from June 15, 2010 (inception) through June 30, 2011 takes into effect the 3,285,714 shares originally outstanding, the surrender of 821,428 of such shares on October 8, 2010 by the Initial Stockholders due to the reduction in the size of the Offering, the 15,000,000 shares sold in the Offering and outstanding since October 14, 2010 and the surrender of 321,429 shares of common stock by the Initial Stockholders to the Company for cancellation on March 7, 2011 in connection with the underwriters’ election to not exercise their over-allotment option.

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
The Company evaluates the uncertainty in tax positions taken or expected to be taken in the course of preparing the Company’s financial statements to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions deemed not to meet the “more likely than not” threshold would be recorded as a tax expense in the current period. The Company has no uncertain tax positions at June 30, 2011.
(g) Recent Accounting Pronouncements
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 4 — Initial Public Offering
On October 14, 2010, the Company sold to the public 15,000,000 units (“Units”) at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, par value $0.0001 per share, and one warrant. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $12.00 per share, subject to adjustment. The warrants will become exercisable on the later of 30 days after the completion of the Company’s initial business combination or October 14, 2011, provided in each case that the Company has an effective registration statement under the Securities Act of 1933, as amended, covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available, and will expire five years after the completion of the Company’s initial business combination, or earlier upon redemption or liquidation. Once the warrants become exercisable, the Company may redeem the outstanding warrants, in whole and not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sales price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders.
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
(d) Accounts Payable and Accrued Expenses
Related party accounts payable and accrued expenses of $12,939 and $5,712 at June 30, 2011 and December 31, 2010, respectively, relate primarily to travel costs.
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
Note 7 — Stockholders’ Equity
(a) Preferred Stock
The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. No preferred shares were issued or outstanding at June 30, 2011 and December 31, 2010.
(b) Common Stock
The authorized common stock of the Company includes up to 500,000,000 shares. Holders of shares of common stock are entitled to one vote for each share of common stock. In addition, holders of shares of common stock are entitled to receive dividends when, as and if declared by the Company’s board of directors. The Company had 17,142,857 shares issued and outstanding at June 30, 2011 and 17,464,286 shares issued and outstanding at December 31, 2010.

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

Results of Operations
Through June 30, 2011, our efforts have been limited to activities relating to the organization of the Company, our initial public offering, identifying and evaluating prospective acquisition candidates and general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the trust account established in connection with our initial public offering. As of June 30, 2011, approximately $149.35 million was held in the trust account (including $4.50 million of deferred underwriting discounts and commissions, $5.00 million from the sale of the Sponsor Warrants and approximately $150,000 in interest earned less approximately $45,000 withdrawn to pay Delaware taxes) and we had cash outside of trust of approximately $1.33 million and approximately $395,000 in accounts payable and accrued expenses. Up to $2.25 million in interest income on the balance of the trust account (net of franchise and income taxes payable) may be available to us to fund our working capital requirements. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.
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
For the six months ended June 30, 2011, we disbursed an aggregate of approximately $215,000 out of the proceeds of our initial public offering not held in trust for the following purposes:
•	$60,000 to Hicks Holdings Operating LLC, an entity owned and controlled by Thomas O. Hicks, our founder and chairman of the board, for office space, administrative services and secretarial support;
•	$6,000 of expenses for travel related costs; and
•	$149,000 of expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses.
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
Cash Held in Trust
A total of $149.25 million, including approximately $139.75 million of the net proceeds from our initial public offering, $5.00 million from the sale of the Sponsor Warrants and $4.50 million of deferred underwriting discounts and commissions, was placed in a trust account at JPMorgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company serving as trustee. The trust proceeds are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of June 30, 2011, the balance in the trust account was approximately $149.35 million, which includes approximately $150,000 of interest earned since the inception of the trust.
Loss per Common Share
Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 17,142,857 for the three months ended June 30, 2011 takes into effect the 17,142,857 shares outstanding at the beginning of such three month period. The weighted average common shares issued and outstanding of 17,258,287 for the six months ended June 30, 2011 takes into effect the 17,464,286 shares outstanding at the beginning of the period and the surrender of an aggregate of 321,429 of such shares by the Sponsor, William A. Montgomery and William F. Quinn (collectively, the “Initial Stockholders”) to the Company for cancellation on March 7, 2011 in connection with the underwriters’ election to not exercise their over-allotment option. The weighted average common shares issued and outstanding of 3,285,714 for the period from June 15, 2010 (inception) to June 30, 2010 takes into effect the 3,285,714 shares originally issued at inception. The weighted average common shares issued and outstanding of 12,850,581 for the period from June 15, 2010 (inception) through June 30, 2011 takes into effect the 3,285,714 shares originally outstanding, the surrender of 821,428 of such shares on October 8, 2010 by the Initial Stockholders due to the reduction in the size of our initial public offering, the 15,000,000 shares sold in our initial public offering and outstanding since October 14, 2010 and the surrender of 321,429 shares of common stock by the Initial Stockholders to the Company for cancellation on March 7, 2011 in connection with the underwriters’ election to not exercise their over-allotment option.

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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
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
As of August 5, 2011, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 11, 2011, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds from Initial Public Offering
On October 14, 2010, we consummated our initial public offering of 15,000,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise of $12.00 per share. The warrants will become exercisable on the later of (i) 30 days after the completion of our initial business combination and (ii) 12 months from the closing of our initial public offering. The warrants expire five years after the completion of our initial business combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice if, and only if, the last sale prices of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period ending on the third business day before we send the notice of redemption. The units in the public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $150,000,000. Citigroup Global Markets Inc. acted as sole bookrunning manager and as representative of Deutsche Bank Securities Inc. The securities sold in the offering were registered under the Securities Act of 1933, as amended (the “Securities Act”), on a registration statement on Form S-1 (No. 333-167809). The SEC declared the registration statement effective on October 8, 2010.
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

Date: August 5, 2011	HICKS ACQUISITION COMPANY II, INC.
/s/ Christina Weaver Vest
	Name:	Christina Weaver Vest
	Title:	President, Chief Executive Officer and Chief Financial Officer