Form 10-Q
period 2011-09-30
Hicks Acquisition CO II, Inc.
filed 2011-11-03
CIK 1416995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of November 3, 2011, the registrant had 17,142,857 shares of its common stock, par value $0.0001 per share, outstanding.

HICKS ACQUISITION COMPANY II, INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	2

Condensed Balance Sheet as of September 30, 2011 (unaudited) and December 31, 2010	3

Condensed Statements of Operations for the three months ended September 30, 2011 and 2010, the nine months ended September 30, 2011, the period from June 15, 2010 (inception) to September 30, 2010 and the period from June 15, 2010 (inception) through September 30, 2011 (unaudited)	4

Condensed Statement of Stockholders’ Equity for the period from June 15, 2010 (inception) through September 30, 2011 (unaudited)	5

Condensed Statements of Cash Flows for the nine months ended September 30, 2011, the period from June 15, 2010 (inception) to September 30, 2010 and the period from June 15, 2010 (inception) through September 30, 2011 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	17

Item 4. Removed and Reserved	17

Item 5. Other Information	17

Item 6. Exhibits	17

EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
HICKS ACQUISITION COMPANY II, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	September 30,
	2011	December 31,
	(unaudited)	2010
Assets
Current assets:
Cash and cash equivalents	$1,204,808	$1,547,684
Cash equivalents held in trust	149,374,902	149,303,023
Other assets	65,429	170,255

Total assets	$150,645,139	$151,020,962

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$407,546	$291,243
Accounts payable and accrued expenses — related party	2,592	5,712
Deferred underwriters’ commission	4,500,000	4,500,000

Total current liabilities	4,910,138	4,796,955
Common stock, subject to possible redemption (at fair value): 14,302,337 shares at September 30, 2011 and 14,544,181 shares at December 31, 2010	140,734,996	141,223,998
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; none issued or outstanding at September 30, 2011 or December 31, 2010	—	—
Common stock, $0.0001 par value. Authorized 500,000,000 shares, 17,142,857 shares issued and outstanding (less 14,302,337 shares subject to possible redemption) at September 30, 2011 and 17,464,286 shares issued and outstanding (less 14,544,181 shares subject to possible redemption) at December 31, 2010	284	292
Additional paid-in capital	5,769,129	5,280,120
Deficit accumulated during the development stage	(769,408)	(280,403)

Total stockholders’ equity	5,000,005	5,000,009

Total liabilities and stockholders’ equity	$150,645,139	$151,020,962

See accompanying notes to condensed financial statements.

HICKS ACQUISITION COMPANY II, INC.
(A Development Stage Company)
Condensed Statements of Operations
(unaudited)

			Nine Months	June 15, 2010	June 15, 2010
	Three Months Ended		Ended	(inception) to	(inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011
Formation and operating costs	$—	$—	$—	$5,000	$8,852
Professional fees	48,428	26,280	205,879	84,360	395,581
Other general and administrative expenses	95,869	2,613	284,472	2,677	375,473

Loss from operations before other income (expense) and income tax expense	(144,297)	(28,893)	(490,351)	(92,037)	(779,906)
Other income (expense):
Interest income	38,958	34	137,042	61	190,918
State taxes, other than income taxes	(45,000)	—	(135,696)	—	(180,420)

Total other income (expense)	(6,042)	34	1,346	61	10,498

Loss before income tax expense	(150,339)	(28,859)	(489,005)	(91,976)	(769,408)
Income tax expense	—	—	—	—	—

Net loss	$(150,339)	$(28,859)	$(489,005)	$(91,976)	$(769,408)

Loss per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)	$(0.06)

Average common shares outstanding:
Basic and diluted	17,142,857	3,285,714	17,219,388	3,285,714	13,685,442

See accompanying notes to condensed financial statements.

HICKS ACQUISITION COMPANY II, INC.
(A Development Stage Company)
Condensed Statement of Stockholders’ Equity

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development	Stockholders
	Shares	Amount	capital	stage	’equity
Initial capital from founding stockholders for cash	3,285,714	$329	$24,671	$—	$25,000
Surrender of founding stockholder shares	(821,428)	(82)	82	—	—
Sale of 15,000,000 units, net of underwriters’ commissions and offering costs	15,000,000	1,500	141,477,910	—	141,479,410
Proceeds from issuance of sponsor warrants	—	—	5,000,000	—	5,000,000
Common stock subject to possible redemption of 14,544,181 shares (at fair market value)	—	(1,455)	(141,222,543)	—	(141,223,998)
Net loss	—	—	—	(280,403)	(280,403)

Balance at December 31, 2010	17,464,286	292	5,280,120	(280,403)	5,000,009

Surrender of founding stockholder shares	(321,429)	(32)	32	—	—
Net loss	—	—	—	(489,005)	(489,005)
Change in shares subject to possible redemption to 14,302,337 shares (at fair market value)	—	24	488,977	—	489,001

Balance at September 30, 2011 (unaudited)	17,142,857	$284	$5,769,129	$(769,408)	$5,000,005

See accompanying notes to condensed financial statements.

HICKS ACQUISITION COMPANY II, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(unaudited)

		June 15, 2010	June 15, 2010
	Nine Months Ended	(inception) to	(inception) to
	September 30, 2011	September 30, 2010	September 30, 2011
Cash flows from operating activities:
Net loss	$(489,005)	$(91,976)	$(769,408)
Change in operating assets and liabilities:
Accounts payable and accrued expenses	113,183	22,000	207,145
Other current assets	104,825	(18,379)	(65,431)

Net cash used in operating activities	(270,997)	(88,355)	(627,694)

Cash flows from investing activities:
Purchase of cash equivalents held in trust	—	—	(149,250,000)
Proceeds from sale of cash equivalents held in trust	63,132	—	63,132
Interest earned on cash equivalents held in trust	(135,011)	—	(188,033)

Net cash used in investing activities	(71,879)	—	(149,374,901)

Cash flows from financing activities:
Proceeds from note payable — related party	—	225,000	225,000
Payment on note payable — related party	—	—	(225,000)
Proceeds from the sale of common stock to founders	—	25,000	25,000
Proceeds from the sale of sponsor warrants	—	—	5,000,000
Proceeds from initial public offering, net of underwriters’ commission and offering costs paid	—	(89,199)	146,182,403

Net cash provided by financing activities	—	160,801	151,207,403

(Decrease)/Increase in cash and cash equivalents	(342,876)	72,446	1,204,808
Cash and cash equivalents at beginning of period	1,547,684	—	—

Cash and cash equivalents at end of period	$1,204,808	$72,446	$1,204,808

Supplemental disclosure of noncash activities:
Accrual of deferred underwriters’ commission	$—	$—	$4,500,000
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
See accompanying notes to condensed financial statements.

HICKS ACQUISITION COMPANY II, INC.
(a Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Interim Financial Information
These unaudited condensed financial statements as of September 30, 2011, the results of operations for the three months ended September 30, 2011 and 2010, the nine months ended September 30, 2011, the period from June 15, 2010 (inception) to September 30, 2010 and the period from June 15, 2010 (inception) through September 30, 2011, and cash flows for the nine months ended September 30, 2011, the period from June 15, 2010 (inception) to September 30, 2010 and the period from June 15, 2010 (inception) through September 30, 2011, have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of Hicks Acquisition Company II, Inc. (the “Company”). In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year.
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
The Company’s sponsor is HH-HACII, L.P. (the “Sponsor”). Through September 30, 2011, the Company’s efforts have been limited to activities relating to the organization of the Company, the Offering (as defined below), identifying and evaluating prospective acquisition candidates and general corporate matters. The Company has not generated any revenues, other than interest income earned on the proceeds held in the trust account established in connection with the Offering. The Company has selected December 31 as its fiscal year-end.
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
(b) Cash Equivalents Held in Trust
Cash equivalents held in trust are with JPMorgan Chase Bank, N.A., and Continental Stock Transfer & Trust Company serves as the trustee. The cash equivalents held in trust at September 30, 2011 and December 31, 2010 are invested in the JPMorgan Liquid Assets Money Market Fund, which meets the requirements of Rule 2a-7 under the Investment Company Act of 1940, as amended.
(c) Fair Value of Financial Instruments
Unless otherwise disclosed, the fair values of financial instruments, including cash and cash equivalents and the cash equivalents held in trust, approximate their carrying amount due primarily to their short-term nature.
Common Stock, Subject to Possible Redemption, is stated at fair market value at September 30, 2011 and December 31, 2010. The fair market value is different from the per Public Share amount held in the trust account.
(d) Loss per Common Share
Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 17,142,857 for the three months ended September 30, 2011 takes into effect the 17,142,857 shares outstanding at the beginning of such three month period. The weighted average common shares issued and outstanding of 3,285,714 for the three months ended September 30, 2010 takes into effect the 3,285,714 shares outstanding at the beginning of such three month period. The weighted average common shares issued and outstanding of 17,219,388 for the nine months ended September 30, 2011 takes into effect the 17,464,286 shares outstanding at the beginning of the period and the surrender of 321,429 of such shares by the Initial Stockholders to the Company for cancellation on March 7, 2011 in connection with the underwriters’ election to not exercise their over-allotment option. The weighted average common shares issued and outstanding of 3,285,714 for the period from June 15, 2010 (inception) to September 30, 2010 takes into effect the 3,285,714 shares originally issued at inception. The weighted average common shares issued and outstanding of 13,685,442 for the period from June 15, 2010 (inception) through September 30, 2011 takes into effect the 3,285,714 shares originally outstanding, the surrender of 821,428 of such shares on October 8, 2010 by the Initial Stockholders due to the reduction in the size of the Offering, the 15,000,000 shares sold in the Offering and outstanding since October 14, 2010 and the surrender of 321,429 shares of common stock by the Initial Stockholders to the Company for cancellation on March 7, 2011 in connection with the underwriters’ election to not exercise their over-allotment option.

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
The Company evaluates the uncertainty in tax positions taken or expected to be taken in the course of preparing the Company’s financial statements to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions deemed not to meet the “more likely than not” threshold would be recorded as a tax expense in the current period. The Company has no uncertain tax positions at September 30, 2011.
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
(d) Accounts Payable and Accrued Expenses
Related party accounts payable and accrued expenses of $2,592 and $5,712 at September 30, 2011 and December 31, 2010, respectively, relate primarily to travel costs.
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
Note 7 — Stockholders’ Equity
(a) Preferred Stock
The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. No preferred shares were issued or outstanding at September 30, 2011 and December 31, 2010.
(b) Common Stock
The authorized common stock of the Company includes up to 500,000,000 shares. Holders of shares of common stock are entitled to one vote for each share of common stock. In addition, holders of shares of common stock are entitled to receive dividends when, as and if declared by the Company’s board of directors. The Company had 17,142,857 shares issued and outstanding at September 30, 2011 and 17,464,286 shares issued and outstanding at December 31, 2010.

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
Results of Operations
Through September 30, 2011, our efforts have been limited to activities relating to the organization of the Company, our initial public offering, identifying and evaluating prospective acquisition candidates and general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the trust account established in connection with our initial public offering. As of September 30, 2011, approximately $149.37 million was held in the trust account (including $4.50 million of deferred underwriting discounts and commissions, $5.00 million from the sale of the Sponsor Warrants and approximately $188,000 in interest earned less approximately $63,000 withdrawn to pay Delaware taxes) and we had cash outside of trust of approximately $1.2 million and approximately $410,000 in accounts payable and accrued expenses. Up to $2.25 million in interest income on the balance of the trust account (net of franchise and income taxes payable) may be available to us to fund our working capital requirements. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.
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
For the nine months ended September 30, 2011, we disbursed an aggregate of approximately $355,000 out of the proceeds of our initial public offering not held in trust for the following purposes:
•	$90,000 to Hicks Holdings Operating LLC, an entity owned and controlled by Thomas O. Hicks, our founder and chairman of the board, for office space, administrative services and secretarial support;
•	$31,000 of expenses for travel related costs; and
•	$234,000 of expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses.

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
Cash Held in Trust
A total of $149.25 million, including approximately $139.75 million of the net proceeds from our initial public offering, $5.00 million from the sale of the Sponsor Warrants and $4.50 million of deferred underwriting discounts and commissions, was placed in a trust account at JPMorgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company serving as trustee. The trust proceeds are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2011, the balance in the trust account was approximately $149.37 million, which includes approximately $188,000 of interest earned since the inception of the trust less $63,000 withdrawn to pay Delaware taxes.

Loss per Common Share
Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 17,142,857 for the three months ended September 30, 2011 takes into effect the 17,142,857 shares outstanding at the beginning of such three month period. The weighted average common shares issued and outstanding of 3,285,714 for the three months ended September 30, 2010 takes into effect the 3,285,714 shares outstanding at the beginning of such three month period. The weighted average common shares issued and outstanding of 17,219,388 for the nine months ended September 30, 2011 takes into effect the 17,464,286 shares outstanding at the beginning of the period and the surrender of an aggregate of 321,429 of such shares by the Sponsor, William A. Montgomery and William F. Quinn (collectively, the “Initial Stockholders”) to the Company for cancellation on March 7, 2011 in connection with the underwriters’ election to not exercise their over-allotment option. The weighted average common shares issued and outstanding of 3,285,714 for the period from June 15, 2010 (inception) to September 30, 2010 takes into effect the 3,285,714 shares originally issued at inception. The weighted average common shares issued and outstanding of 13,685,442 for the period from June 15, 2010 (inception) through September 30, 2011 takes into effect the 3,285,714 shares originally outstanding, the surrender of 821,428 of such shares on October 8, 2010 by the Initial Stockholders due to the reduction in the size of our initial public offering, the 15,000,000 shares sold in our initial public offering and outstanding since October 14, 2010 and the surrender of 321,429 shares of common stock by the Initial Stockholders to the Company for cancellation on March 7, 2011 in connection with the underwriters’ election to not exercise their over-allotment option.
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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
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
As of November 3, 2011, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 11, 2011, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Date: November 3, 2011	HICKS ACQUISITION COMPANY II, INC.
/s/ Christina Weaver Vest
	Name:	Christina Weaver Vest
	Title:	President, Chief Executive Officer and Chief Financial Officer