Form 10-K
period 2011-12-31
Hicks Acquisition CO II, Inc.
filed 2012-03-08
CIK 1416995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-35411

Hicks Acquisition Company II, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	80-0611167
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Crescent Court, Suite 1200 Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip code)

(214) 615-2300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Units, each consisting of one share of Common Stock and one

Warrant

Common Stock, par value $0.0001 per share

Warrants, each exercisable for one share of Common Stock at

an exercise price of $12.00 per share

The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock on the Over-the-Counter Bulletin Board quotation system on June 30, 2011 (the last business day of the registrant’s most recent second fiscal quarter), was $145,200,000.

As of March 7, 2012, there were 17,142,857 shares of the registrant’s common stock issued and outstanding.

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

On October 14, 2010, we consummated our initial public offering of 15,000,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise of $12.00 per share. The shares of our common stock sold as part of the units in our initial public offering are referred to in this report as our “Public Shares.” The units in our initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $150.0 million. Prior to the consummation of our initial public offering, the Sponsor purchased an aggregate of 3,285,714 shares of our common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.0076 per share. On July 30, 2010, the Sponsor transferred an aggregate of 32,856 Founder Shares to William A. Montgomery and William F. Quinn, each of whom joined our board of directors upon the closing of our initial public offering. We refer to the Sponsor and Messrs. Montgomery and Quinn throughout this report as the “Initial Stockholders.” On October 8, 2010, the Initial Stockholders returned to us an aggregate of 821,428 of their Founder Shares for no consideration in connection with a reduction in the number of units to be offered in our initial public offering. In addition, the Initial Stockholders returned to us an aggregate of 321,429 Founder Shares for no consideration after the underwriters of our initial public offering determined that they would not exercise their option to purchase additional units to cover any over-allotments. On January 13, 2012, the Sponsor transferred 10,714 Founder Shares to James C. Musselman in connection with Mr. Musselman’s appointment to our board of directors, which appointment became effective upon the listing of our securities on the NASDAQ Capital Market (“NASDAQ”).

Simultaneously with the consummation of our initial public offering, we consummated the private sale of 6,666,667 warrants (the “Sponsor Warrants”) to the Sponsor at a price of $0.75 per warrant, generating gross proceeds of $5.0 million. After deducting underwriting discounts and commissions and offering expenses, approximately $149.25 million of the proceeds of our initial public offering and the private placement of the Sponsor Warrants (or approximately $9.95 per unit sold in our initial public offering) was placed in a trust account at JP Morgan Chase, N.A. with Continental Stock Transfer & Trust Company as trustee. Except for a portion of the interest income that may be released to us to pay any income or franchise taxes and to fund our working capital requirements, and any amounts necessary to purchase up to 15% of our Public Shares, as discussed below, none of the funds held in the trust account will be released until the earlier of the completion of our initial business combination and the redemption of 100% of our Public Shares if we are unable to consummate a business combination by July 14, 2012, subject to the requirements of law. After the reserve for payment of approximately $1.75 million in expenses relating to our initial public offering, $1.0 million of the net proceeds of our initial public offering and private placement of the Sponsor Warrants was not deposited into the trust account and was retained by us for working capital purposes. Through December 31, 2011, we have used approximately $950,000 of the net proceeds that were not deposited into the trust account to pay offering expenses while the remaining balance was used for general corporate purposes. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest. As of December 31, 2011, there was $149.4 million (including approximately $143,000 of interest income reserved for the payment of accrued franchise taxes) held in the trust account. As of December 31, 2011, approximately $82,000 of interest income had been withdrawn from the trust account to pay franchise taxes. There have been no withdrawals from the trust account to fund our working capital requirements.

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

Selection of a target business and structuring of our initial business combination

Because, unlike many other blank check companies, we do not have the limitation that a target business have a minimum fair market enterprise value equal to a certain percentage of the net assets held in the trust account at the time of our signing a definitive agreement in connection with our initial business combination, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. However, we will only consummate an initial business combination in which we become the controlling shareholder of the target or are otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

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

Redemption rights for holders of Public Shares upon consummation of our initial business combination

We will provide holders of our Public Shares (our “Public Stockholders”) with the opportunity to redeem their Public Shares for cash equal to a pro rata share of the aggregate amount then on deposit in the trust account, less franchise and income taxes payable, upon the consummation of our initial business combination, subject to the limitations described herein. As of December 31, 2011, the amount in the trust account, net of accrued taxes, is approximately $9.95 per Public Share. The Initial Stockholders and Mr. Musselman have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the consummation of a business combination. The Founder Shares will be excluded from the pro rata calculation used to determine the per-share redemption price.

After signing a definitive agreement for our initial business combination, we will provide our Public Stockholders with the opportunity to redeem their shares either by means of a tender offer or in connection with a stockholder vote seeking approval of our initial business combination at a stockholder meeting held for such purpose. The decision as to whether we allow our Public Stockholders to redeem their shares by means of a tender offer or in connection with a stockholder vote will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. In the event we elect to consummate our initial business combination and conduct the redemptions without a stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulate issuer tender offers, we file tender offer documents with the Securities and Exchange Commission (the “SEC”). The tender offer documents will contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem shares shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act. If, however, we elect to hold a stockholder vote or a stockholder vote is required by law, we will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules.

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

Conduct of redemptions pursuant to tender offer rules

In the event we conduct redemptions upon consummation of our initial business combination pursuant to the tender offer rules, the redemption offer will be made to all of our stockholders, not just our Public Stockholders. The Initial Stockholders and Mr. Musselman have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the consummation of a business combination.

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

If we submit our initial business combination to our stockholders for approval, the Initial Stockholders and Mr. Musselman have agreed to vote their Founder Shares in accordance with the majority of the votes cast by our Public Stockholders and to vote any Public Shares purchased during or after our initial public offering in favor of our initial business combination. In addition, the Initial Stockholders and Mr. Musselman have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the consummation of a business combination.

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

Employees

We currently have seven officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs and will continue to do so until we have completed our initial business combination. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a current report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Although we do not currently have an Internet website, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

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

We are a recently formed development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed development stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning our initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

Your only opportunity to affect the investment decision regarding our initial business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of our initial business combination.

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

The report of KPMG LLP, our independent registered public accounting firm, states that the condition that we consummate our initial business combination by July 14, 2012 or be dissolved and the declining amount of cash available to us outside of the trust account raise substantial doubt about our ability to continue as a going concern.

We have no revenues from our operations and we must dissolve and liquidate in the event we are unable to consummate our initial business combination by July 14, 2012, which is the date that is 21 months after the closing of our initial public offering. The report of KPMG LLP, our independent registered public accounting firm, on our financial statements includes an explanatory paragraph stating that our audited financial statements have been prepared on the assumption that we will continue as a going concern, but the condition that we consummate an initial business combination by July 14, 2012 or be dissolved and the declining amount of cash available to us outside of the trust account raise substantial doubt about our ability to continue as a going concern. Our audited financial statements do not include any adjustments that might result from our inability to consummate our initial business combination within the prescribed time period or our ability to continue as a going concern.

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

Our purchases of common stock in the open market or in privately negotiated transactions would reduce the funds available to us after our initial business combination and may have negative economic effects on stockholders from whom we do not purchase common stock in such private or public transactions.

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

Our failure to comply with NASDAQ’s continued listing standards may adversely affect the price and liquidity of our securities as well as our ability to raise capital in the future.

Our units, common stock and warrants began trading on NASDAQ on February 1, 2012 under the symbols “HKACU,” “HKAC” and “HKACW,” respectively. Until we were listed on NASDAQ, our units, common stock and warrants were traded in the over-the-counter market and quoted on the Over-the-Counter Bulletin Board quotation system (the “OTCBB”). NASDAQ requires listed companies to maintain minimum financial thresholds and comply with certain corporate governance regulations to remain listed. If we are unsuccessful in maintaining compliance with the continued listing requirements of NASDAQ, then our units, common stock and warrants could be delisted and may trade only in the secondary markets such as the OTCBB. Delisting from NASDAQ could adversely affect our liquidity and price of our securities as well as our ability to raise capital in the future.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5.0 million and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, you will not be afforded the benefits or protections of those rules. Among other things, this means our units became immediately tradable and we have a longer period of time to complete a business combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, the release of any interest earned on funds held in the trust account to us and the release of funds to us to purchase up to 15% of the Public Shares would not be permitted unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

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

The funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, may not be sufficient to allow us to operate until July 14, 2012, which is the date that is 21 months after the closing of our initial public offering, assuming that our initial business combination is not consummated during that time. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, you may receive less than $10.00 per Public Share on our redemption, and our warrants will expire worthless. As of December 31, 2011, approximately $82,000 of interest income had been withdrawn from the trust account to pay franchise taxes and there have been no withdrawals to fund our working capital requirements.

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

The funds in the trust account may not be protected against third party claims against us. Although we will seek to have all vendors, service providers (other than our independent accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our Public Stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as other claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to us and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

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

Unlike many other blank check companies, we are not required to acquire a target with a valuation equal to a certain percentage of the amount held in the trust account. Management, therefore, will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate, which, along with our management’s financial interest in consummating an initial business combination, may lead management to enter into an acquisition agreement that is not in your best interest.

Many blank check companies are required to consummate their initial business combination with a target whose value is equal to at least 80% of the amount of money held in the trust account of the blank check company at the time of entry into a definitive agreement for a business combination. Because we do not have the requirement that a target business have a minimum fair market enterprise value equal to a certain percentage of the net assets held in the trust account at the time of our signing a definitive agreement in connection with our initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. You will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. In addition, we may consummate a business combination with a target whose enterprise value is significantly less than the amount of money held in the trust account, thereby resulting in our ability to use the remaining funds in the trust account to make additional acquisitions without seeking stockholder approval or providing redemption rights.

Management’s virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating an initial business combination, may lead management to enter into an acquisition agreement that is not in your best interest, which would be the case if we pay too much for the business combination target.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 7, 2012, there were 482,857,143 authorized but unissued shares of common stock available for issuance. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination. The issuance of additional shares of common or preferred stock:

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

It is anticipated that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. In addition, in the event we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules in connection with our initial business combination, we may make purchases of our common stock, in an amount up to 15% of the Public Shares, in the open market in a manner intended to comply with Rule 10b-18 under the Exchange Act. If such business combination is not consummated, these purchases would have the effect of reducing the funds available in the trust account for future business combinations.

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

We are not prohibited from pursuing an initial business combination with a target business that is affiliated with the Sponsor or our directors or officers. If we pursue such a business combination, we, or a committee of our independent directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) that our initial business combination is fair to the Company from a financial point of view, but you will have no assurance that a different business combination would not have been more profitable.

Since the Sponsor will lose its entire investment in us if a business combination is not consummated and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

On June 15, 2010, the Sponsor purchased the Founder Shares for an aggregate purchase price of $25,000, or approximately $0.0076 per share. On July 8, 2010, the Sponsor transferred an aggregate of 32,856 Founder Shares to William A. Montgomery and William F. Quinn, each of whom joined our board of directors upon the closing of our initial public offering. On October 8, 2010, the Initial Stockholders returned to us an aggregate of 821,428 of their Founder Shares for no consideration in connection with a reduction in the number of units to be offered in our initial public offering. In addition, the Initial Stockholders returned to us an aggregate of 321,429 Founder Shares for no consideration after the underwriters of our initial public offering determined that they would not exercise their option to purchase additional units to cover any over-allotments. On January 13, 2012, the Sponsor transferred 10,714 Founder Shares to James C. Musselman in connection with Mr. Musselman’s appointment to our board of directors, which appointment became effective upon the listing of our securities on NASDAQ.

The Founder Shares held by the Initial Stockholders and Mr. Musselman will be worthless if we do not consummate a business combination. The Sponsor has also purchased the Sponsor Warrants, each exercisable for one share of our common stock at $12.00 per share, for a purchase price of $5.0 million, or $0.75 per warrant, that will also be worthless if we do not consummate a business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business and completing an initial business combination. Consequently, the discretion of our officers and directors in identifying and selecting a suitable target business combination may result in a conflict of interest when determining whether the terms, conditions and timing of a particular initial business combination are appropriate and in your best interest.

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

The net proceeds from our initial public offering provided us with approximately $149.25 million that we may use to complete a business combination. As of December 31, 2011, approximately $149.4 million (including approximately $143,000 of interest income reserved for the payment of accrued franchise taxes) was held in the trust account.

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

If we attempt to consummate a business combination with a private company, we may be required to expend substantial sums in order to bring such company into compliance with the various reporting requirements applicable to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, and such efforts may harm our operating results or be unsuccessful altogether.

A private company target will not be subject to many of the requirements applicable to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, which requires that a public company evaluate and report on its system of internal controls and have such system audited. The number and qualifications of a private company’s finance and accounting staff may not be adequate to comply with such requirements. Furthermore, we may not have the ability to conduct a formal evaluation of a private company’s internal controls over financial reporting prior to the consummation of a business combination with such company. If a private target company’s finance and accounting staff or internal controls over financial reporting are inadequate, we may be required to hire additional staff and incur substantial legal and accounting costs to address such inadequacies. Moreover, we cannot be certain that our remedial measures will be effective. Any failure to implement required or improved controls, or difficulties encountered in their implementation, could harm our operating results or increase our risk of material weaknesses in internal controls.

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

Since we have no specified maximum redemption threshold, our structure is different in this respect from the structure that has been used by many other blank check companies. Traditionally, blank check companies would not be able to consummate a business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified percentage of the shares sold in such company’s initial public offering, which percentage threshold is typically between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the number of shares voted by their public stockholders electing conversion exceeded the maximum conversion threshold pursuant to which such company could proceed with a business combination. As a result, we may be able to consummate a business combination even though a substantial majority of our Public Stockholders do not agree with the transaction and have redeemed their shares or, if we hold a stockholder vote to approve our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to us, the Sponsor or our officers, directors, advisors or their affiliates. In no event, however, will we redeem the Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. If we enter into an acquisition agreement with a prospective target that requires as a closing condition to our initial business combination that we maintain a minimum net worth or certain amount of cash that is greater than $5,000,001, we will communicate the details of the closing condition to our Public Stockholders through our tender offer or proxy solicitation materials, as applicable. Our amended and restated certificate of incorporation requires us to provide all of our stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination.

The exercise price for the warrants sold as part of the units in our initial public offering is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the warrants is higher than is typical in many similar blank check companies. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in an initial public offering of a blank check company. The exercise price for the warrants sold as part of the units in our initial public offering is $12.00 per share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effect a business combination, other blank check companies have amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to consummate a business combination that you may not support.

In order to effect a business combination, other blank check companies have amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effect our initial business combination.

Certain provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity may be amended with the approval of at least 65% of our outstanding common stock, which is a lower amendment threshold than that of many other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the consummation of an initial business combination that you may not support.

Many blank check companies have a provision in their charter that prohibits the amendment of certain of its provisions that relate to pre-business combination activity without approval by a certain percentage of the company’s stockholders. Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that its provisions related to pre-business combination activity may be amended if approved by holders of at least 65% of our outstanding common stock. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation that govern our pre-business combination behavior more easily than other blank check companies, and this may increase our ability to consummate a business combination with which you do not agree.

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

As of March 7, 2012, the Sponsor, which is an entity controlled by Thomas O. Hicks, our founder and chairman of the board, owned 12.3125% of the issued and outstanding shares of our common stock. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected at each annual meeting of stockholders. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and the Sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, the Sponsor will continue to exert control at least until the consummation of our initial business combination. Neither the Sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities, other than as disclosed in this report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock.

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

None of the Sponsor Warrants are redeemable by us so long as they are held by the Sponsor or its permitted transferees.

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

•	they are not redeemable by us;

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

As of December 31, 2011, there was no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since February 1, 2012, our units, common stock and warrants have traded on NASDAQ under the symbols “HKACU,” “HKAC” and “HKACW,” respectively. Prior to February 1, 2012, our units, common stock and warrants were quoted on the OTCBB under the symbols “HKACU,” “HKAC” and “HKACW,” respectively.

The following table includes the high and low bids for our units, common stock and warrants for the periods presented.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2011
First Quarter	$10.25	$10.11	$9.68	$9.55	$0.61	$0.55
Second Quarter	$10.25	$10.05	$9.68	$9.50	$0.65	$0.55
Third Quarter	$10.26	$10.05	$9.69	$9.58	$0.70	$0.45
Fourth Quarter	$10.30	$10.08	$9.72	$9.59	$0.48	$0.40
2010
Fourth Quarter (1)	$10.25	$10.00	$9.63	$9.55	$1.00	$1.00

(1)	Our units were quoted on the OTCBB on October 12, 2010 and, therefore, the bid prices for our units for the fourth quarter of 2010 are for the period from October 12, 2010 to December 31, 2010. Our common stock and warrants were quoted on the OTCBB on November 29, 2010 and, therefore, the bid prices for our common stock and warrants for the fourth quarter of 2010 are for the period from November 29, 2010 to December 31, 2010.

Holders

As of February 29, 2012, there was one holder of record of our units, four holders of record of our common stock and two holders of record of our warrants.

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

Performance Graph

The graph below compares the cumulative total return of our common stock from November 29, 2010, the date that our common stock first became separately tradable, through December 31, 2011 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assumes reinvestment of all dividends paid, if any. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Sales of Registered Securities

None.

Repurchases of Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Report for the year ended December 31, 2011 and for the period from June 15, 2010 (inception) through December 31, 2011 and December 31, 2010. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

	Year ended December 31, 2011	June 15, 2010 (inception) to December 31, 2010	June 15, 2010 (inception) to December 31, 2011 (cumulative)
Statement of Operations Data:
Operating expenses:
Formation and operating costs	$—	$8,852	$8,852
Professional fees	265,276	189,702	454,978
Transaction expenses	589,841	18,638	608,479
Other general and administrative expenses	289,421	72,362	361,783

Loss from operations before other income and income tax expense	(1,144,538)	(289,554)	(1,434,092)
Other income (expense):
Interest income	185,315	53,876	239,191
State taxes, other than income taxes	(180,695)	(44,725)	(225,420)

Total other income	4,620	9,151	13,771

Loss before income tax expense	(1,139,918)	(280,403)	(1,420,321)
Income tax expense	—	—	—

Net loss	$(1,139,918)	$(280,403)	$(1,420,321)

Loss per common share:
Basic and diluted	$(0.07)	$(0.03)	$(0.10)

Weighted average shares outstanding:
Basic and diluted	17,200,098	8,861,607	14,248,420

Balance Sheet Data:
Cash and cash equivalents	$1,091,579	$1,547,684	$1,091,579
Cash equivalents held in trust	149,404,110	149,303,023	149,404,110
Total assets	150,529,712	151,020,962	150,529,712
Common stock subject to possible redemption (at fair value): 14,221,734 shares at December 31, 2011 and 14,544,181 shares at December 31, 2010	140,084,080	141,223,998	140,084,080
Total stockholders’ equity	5,000,009	5,000,009	5,000,009
Cash Flow Data:
Net cash used in operating activities	$(355,018)	$(356,696)	$(711,714)
Net cash used in investing activities	(101,087)	(149,303,023)	(149,404,110)
Net cash provided by financing activities	—	151,207,403	151,207,403

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

Results of Operations

Through December 31, 2011, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the trust account. As of December 31, 2011, approximately $149.4 million was held in the trust account (including $4.5 million of deferred underwriting discounts and commissions, $5.0 million from the sale of the Sponsor Warrants and approximately $239,000 in earned interest) and we had cash outside of trust of approximately $1.1 million and approximately $946,000 in accounts payable and accrued expenses. Up to $2.25 million in interest income on the balance of the trust account (net of franchise and income taxes payable) may be available to us to fund our working capital requirements. As of December 31, 2011, approximately $82,000 of interest income had been withdrawn from the trust account to pay franchise taxes and there had been no withdrawals to fund our working capital requirements. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.

For the year ended December 31, 2011, we earned approximately $185,000 in interest income. For the period from June 15, 2010 (inception) through December 31, 2010, we earned approximately $54,000 in interest income. All of our funds in the trust account are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act.

We have agreed to pay Hicks Holdings Operating LLC, an entity owned and controlled by Mr. Hicks, our founder and chairman of the board, a total of $10,000 per month for office space, administrative services and secretarial support. For the period from June 15, 2010 (inception) through December 31, 2011, the Company paid $145,800 for these costs.

Liquidity and Capital Resources

For the year ended December 31, 2011, we disbursed an aggregate of approximately $458,000 of the proceeds of our initial public offering not held in trust for the following purposes:

•	$120,000 to Hicks Holdings Operating LLC, an entity owned and controlled by Thomas O. Hicks, our founder and chairman of the board, for office space, administrative services and secretarial support;

•	$23,000 for travel related costs; and

•	$315,000 for legal and accounting expenses and filing fees relating to our SEC reporting obligations and general corporate and other miscellaneous expenses.

For the period from June 15, 2010 (inception) through December 31, 2010, we disbursed an aggregate of approximately $281,000 out of the proceeds of our initial public offering not held in trust for the following purposes:

•	$192,000 for premiums associated with our directors and officers liability insurance; and

•	$89,000 for legal and accounting expenses and filing fees relating to our SEC reporting obligations and general corporate and other miscellaneous expenses.

We believe we will have sufficient available funds outside of the trust account to operate through July 14, 2012, which is the date that is 21 months after the closing of our initial public offering, assuming that a business combination is not consummated during that time. However, we cannot assure you this will be the case. Over this time period, we currently anticipate incurring expenses for the following purposes:

•	due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations, the listing of our securities on NASDAQ and general corporate matters;

•	structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

•	other miscellaneous expenses.

As indicated in the accompanying financial statements, at December 31, 2011, we had out of trust cash of approximately $1.1 million and approximately $946,000 in accounts payable and accrued expenses. We expect to incur significant costs in pursuit of our acquisition plans. There is no assurance that our plans to consummate a business combination will be successful or successful within the target business acquisition period. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than a monthly fee of $10,000 for office space and general and administrative services payable to Hicks Holdings Operating LLC, an affiliate of our founder and chairman of the board. We began incurring this fee on October 14, 2010, and will continue to incur this fee monthly until the earlier of the completion of our initial business combination and our liquidation.

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

Cash Held in Trust

A total of $149.25 million, including approximately $139.75 million of the net proceeds from our initial public offering, $5.0 million from the sale of the Sponsor Warrants and $4.5 million of deferred underwriting discounts and commissions, has been placed in a trust account at JPMorgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company serving as trustee. The trust proceeds are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of December 31, 2011, the balance in the trust account was approximately $149.4 million, which includes approximately $239,000 of interest earned since the inception of the trust and approximately $82,000 of interest income withdrawn to pay franchise taxes.

Loss per common share

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 17,200,098 for the year ended December 31, 2011 takes into effect the 17,464,286 shares outstanding at the beginning of the period and the surrender of an aggregate of 321,429 of such shares by the Initial Stockholders to the Company for cancellation on March 7, 2011 in connection with the underwriters’ election to not exercise their over-allotment option. The weighted average common shares issued and outstanding of 8,861,607 for the period from June 15, 2010 (inception) to December 31, 2010 takes into effect the 3,285,714 shares originally outstanding, the surrender of 821,428 of such shares on October 8, 2010 by the Initial Stockholders due to the reduction in size of our initial public offering and the 15,000,000 shares sold in our initial public offering and outstanding since October 14, 2010.

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

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the trust account, we may never engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market driven rates or prices. The funds held in our trust account may be invested by the trustee only in U.S. governmental treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

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

As required by Rules 13a-15(b) under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, the independent registered public accounting firm who also audited our financial statements. KPMG LLP’s attestation report on the effectiveness of our internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Thomas O. Hicks	66	Chairman of the Board
Christina Weaver Vest	40	President, Chief Executive Officer and Chief Financial Officer
Eric C. Neuman	67	Senior Vice President
Thomas O. Hicks, Jr.	34	Secretary and Vice President
Mack H. Hicks	31	Vice President
Curt L. Crofford	39	Vice President
William A. Montgomery	63	Director
William F. Quinn	64	Director
James C. Musselman	64	Director

Thomas O. Hicks, our founder, has been our chairman of the board since our inception. Since 2005, Mr. Hicks has served as the chairman of Hicks Holdings LLC, a holding company for real estate, private equity and sports investments of Mr. Hicks and his family. Mr. Hicks and his affiliates are also, directly or indirectly, the controlling stockholders of Latrobe Specialty Metals, Inc., a specialty steel manufacturer; DirecPath, LLC, a company that provides bundled DIRECTV programming, broadband voice and data services, security and other locally based services to multiple dwelling units across the United States; Ocular LCD, Inc., a designer, manufacturer and marketer of high-performance liquid crystal displays, modules and systems; Directional Rentals Holdings, Inc., an oilfield service provider focused on downhole rental tools; and Grupo Pilar, an animal and pet food company in Argentina. Sales of Major League Baseball’s Texas Rangers and the National Hockey League’s Dallas Stars, each formerly held by Mr. Hicks and his affiliates, were completed in 2010 and 2011, respectively, each through a court-supervised auction process under Chapter 11 of the U.S. Bankruptcy Code. Mr. Hicks co-founded Hicks, Muse, Tate & Furst, a nationally prominent private equity firm in the United States that specialized in leveraged acquisitions, and served as its chairman from 1989 through 2004. During Mr. Hicks’ tenure as chairman, Hicks Muse raised over $12 billion of private equity funds, and consummated over $50 billion of leveraged acquisitions, and was one of the most active private investment firms in the country. Mr. Hicks also co-founded and served as co-chief executive officer of the leveraged buy-out firm Hicks & Haas from 1984 until 1989. Mr. Hicks currently serves as a director of DirecPath, LLC, Ocular LCD, Inc., Latrobe Specialty Metals, Inc. and Directional Rentals Holdings, Inc. Mr. Hicks also currently serves as chairman, president and chief executive officer of HEP Partners LLC, an entity registered as an investment adviser under the Investment Advisers Act of 1940. Mr. Hicks received a Master’s of Business Administration degree from the University of Southern California in 1970 and a Bachelor of Business Administration degree from the University of Texas in 1968. Mr. Hicks is the father of Thomas O. Hicks, Jr., our secretary and a vice president of the Company, and Mack Hicks, a vice president of the Company.

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

Christina Weaver Vest has been our president and chief executive officer since December 31, 2010 and our chief financial officer since our inception. Ms. Vest currently serves as a managing director and partner of Hicks Equity Partners LLC, and previously served from 2005 until April 2007 as a senior vice president of its affiliate, Hicks Holdings LLC. Prior to that, Ms. Vest served as a Principal at HM Capital Partners (formerly Hicks, Muse, Tate & Furst), which she joined in 1995. Ms. Vest currently serves as a director of Ocular LCD, Inc. Ms. Vest received a Bachelors of Arts degree from Harvard University in 1993 and a Master’s of Business Administration degree from Harvard Business School in 1999.

Eric C. Neuman has been a senior vice president since our inception. Mr. Neuman currently serves as a managing director and partner of Hicks Equity Partners LLC, and previously served from 2005 until April 2007 as a senior vice president of its affiliate, Hicks Holdings LLC. Mr. Neuman has been a partner of HM Capital (formerly Hicks, Muse, Tate & Furst) since 2000 and has served as an officer since 1993. At HM Capital, he was involved in the acquisition of most of the firm’s media investments during that time period. In 2002, Mr. Neuman became responsible for HM Capital’s Latin American portfolio. He remains responsible for monitoring the remaining investments in this portfolio and overseeing their liquidation. Mr. Neuman currently serves on the board of directors of DirecPath, LLC and Directional Rentals Holdings, Inc. In addition, Mr. Neuman currently serves as a director of three HM Capital portfolio companies; Intercable, an international provider of television, internet and telephone services, Grupo MVS, a Mexican pay television and radio broadcasting operator, and Claxson Interactive Group Inc., an international provider of programming and services to pay television operators. From 2001 until September 2006, Mr. Neuman was a director of Cablevision S.A., the leading Argentine cable company. Following the devaluation of the Argentine peso in 2002, Cablevision S.A. entered into a consensual restructuring agreement under Argentine law with the majority of its creditors, which was approved by the Argentine courts in August 2009. Prior to joining HM Capital in 1993, Mr. Neuman served for eight years as managing director of Communications Partners, Ltd., a private merchant bank focused on media and communications businesses. From 1976 to 1983, he served as Senior Vice President of InterFirst Bank in Dallas and President of First Dallas Capital, a small business investment company. Mr. Neuman received a Bachelors of Arts degree from the University of South Florida in 1967 and a Masters of Business Administration, with distinction, from Northwestern University in 1970.

Thomas O. Hicks, Jr. has been a vice president and secretary since our inception. Since 2005, Mr. Hicks has served as a vice president of Hicks Holdings LLC. From 2004 to 2005, Mr. Hicks served as director of corporate sales and suite sales for the Texas Rangers Baseball Club. From 2001 to 2003, Mr. Hicks was an analyst at Greenhill & Co. LLC, a New York based merchant banking firm. As an analyst, Mr. Hicks was involved in numerous private equity, mergers and acquisition advisory and financial restructuring transactions. Mr. Hicks currently serves as a director of Resolute Energy Corporation (NYSE: REN), and Directional Rentals Holdings, Inc. Mr. Hicks received a Bachelors of Arts degree in government from the University of Texas at Austin in 2001. Mr. Hicks is the son of Thomas O. Hicks, our founder and chairman of the board, and the brother of Mack H. Hicks, one of our vice presidents.

Mack H. Hicks has been a vice president since our inception. Since January 2007, Mr. Hicks has served as a vice president of Hicks Holdings LLC. Mr. Hicks has also served as Co-Chairman for the Cedar Park Center and the American Hockey League’s Texas Stars since June 2010. Since February 2008, From January 2006 to December 2006, Mr. Hicks served as a research analyst at Halcyon Asset Management LLC, a multi-strategy investment firm. From June 2004 to January 2006, he served as an analyst in the financial sponsors group of Credit Suisse, an investment banking firm. As an analyst, Mr. Hicks was involved with several leveraged buyouts, recapitalizations and acquisitions. Mr. Hicks has served as a director of Wahanda, a supplier of health, beauty and wellness products. Mr. Hicks received a Bachelors of Arts degree from the University of Texas at Austin in 2003. Mr. Hicks is the son of Thomas O. Hicks, our founder and chairman of the board, and the brother of Thomas O. Hicks, Jr., our secretary and a vice president of the Company.

Curt L. Crofford has been a vice president since our inception. Since April 2007 and December 2010, Mr. Crofford has served as a vice president and principal, respectively, of Hicks Equity Partners and from June 2005 to April 2007 he was an associate with HM Capital Partners. From 2003 to 2005, Mr. Crofford attended the Fuqua School of Business at Duke University where he earned his Masters of Business Administration. From 2000 to 2003, Mr. Crofford served as Director of Equities Research for Dresdner Kleinwort Wasserstein in London, England. From 1995 to 2000, Mr. Crofford served as an Equities Research Analyst for Donaldson, Lufkin & Jenrette and BT Alex Brown in New York, where he provided investment recommendations on stocks of companies in the U.S., European and Latin American media industries. Mr. Crofford serves as a director of various HM Capital portfolio companies, including Grupo MVS, a Mexican pay television and radio broadcasting operator; and Intercable, an international provider of television, internet and telephone services. Mr. Crofford received his undergraduate degree from Vanderbilt University.

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

William F. Quinn joined our board of directors upon the closing of our initial public offering. Mr. Quinn serves as the Chairman of American Beacon Advisors, Inc., which manages approximately $45 billion, including the American Airlines’ pension and short-term fixed income assets and the American Beacon mutual funds. Prior to being named to his current position, Mr. Quinn served as both chairman and chief executive officer from April 2006 to April 2009, president from November 1986 to April 2006, and director since 2001. Mr. Quinn served as a director for Hicks Acquisition Company I, Inc. from its inception in 2007 through consummation of a business combination with Resolute Energy Corporation in 2009. Mr. Quinn also served as a trustee of American Beacon Advisors, Inc. and related mutual funds from 1987 until April 2008. He currently serves as chairman of Lighthouse Holdings, Inc. and is the Independent Trustee for the National Railroad Retirement Investment Trust. From 1994 until August 2007, Mr. Quinn served as a trust manager of Crescent Real Estate Equities Company. Prior to his positions with American Beacon Advisors, Inc., Mr. Quinn held several management positions with American Airlines and its subsidiaries. He has served as a director of the board of American Airlines Federal Credit Union from July 1979 to present, including serving as chairman of the board from November 1989 to May 2003. Mr. Quinn served as the chairman of the Committee on the Investment of Employee Benefit Assets (CIEBA) from 2006 to 2008 and has served on the advisory board for Southern Methodist University’s Endowment Fund since September 1996. Mr. Quinn received a Bachelor of Science degree in Accounting from Fordham University in 1969 and is a Certified Public Accountant. Mr. Quinn’s experience, qualifications, attributes and skills that led to the conclusion that he should serve on our board of directors include his extensive experience with operating companies, his financial expertise and education, his business experience and his prior blank check company experience.

James C. Musselman joined our board of directors upon the listing of our securities on NASDAQ. Mr. Musselman founded Dallas-based Caelus Energy LLC in January 2011. Prior to establishing Caelus Energy, Mr. Musselman was one of five founding partners of Kosmos Energy in 2003, and he was Chairman and Chief Executive Officer of the company until December 2010. Kosmos’ Mahogany-1 exploration well discovered the offshore Jubilee Field near the Republic of Ghana in 2007, one of the largest finds in the world that year. Before leading Kosmos Energy, Mr. Musselman was President and Chief Executive Officer of Triton Energy, an independent international oil and gas exploration and production company that operated in West Africa and Southeast Asia. After the company was sold to Hess Corporation in 2001 for $3.2 billion, Mr. Musselman served as a Senior Advisor to Hess Corporation chairman and chief executive officer John Hess. Previously, Mr. Musselman was the founder and operator of JM Petroleum Corporation, a crude oil gathering and purchasing company with more than $1 billion in annual sales that he later sold to Wesray Capital Group. Mr. Musselman began his career practicing law at Strother, Davis, Musselman and Hill, with responsibility for oil and gas financing. He is a graduate of Duke University and the University of Texas School of Law. Mr. Musselman’s experience, qualifications, attributes and skills that led to the conclusion that he should serve on our board of directors include his experience as chairman and chief executive officer of several large oil and gas companies, in which capacity Mr. Musselman was instrumental in effecting a variety of private equity transactions, sales of businesses and other major corporate transactions, his other business experience and his financial expertise and education.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Audit Committee

Effective upon the listing of our securities on NASDAQ, we established an audit committee of our board of directors, which consists of Mr. Montgomery, Mr. Quinn and Mr. Musselman, each of whom has been determined to be “independent” as defined in Rule 10A-3 under the Exchange Act and relevant NASDAQ rules. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor our annual and quarterly financial statements;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all transactions between us and related persons;

•	inquiring and discussing with management our compliance with applicable laws and regulations and our code of ethics;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•

determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•

monitoring compliance, on a quarterly basis, with the terms of all agreements between us and our officers and directors entered into in connection with our initial public offering and, if any noncompliance is identified, taking action necessary to rectify the noncompliance.

Financial Expert on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who, as required by NASDAQ rules, have not participated in the preparation of our financial statements at any time during the past three years and are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to NASDAQ that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in such member’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. The board of directors has determined that Mr. Quinn satisfies the NASDAQ definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

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

Compensation Committee Interlocks and Insider Participation and Compensation Committee Report

We do not presently have a compensation committee of our board of directors. Our board of directors intends to establish a compensation committee upon the consummation of an initial business combination and, at that time, adopt a charter for such committee. We do not feel a compensation committee is necessary prior to the consummation of an initial business combination because there will be no salary, fees or other compensation paid to our officers or directors prior to such time other than as disclosed in this report. All members of our board of directors reviewed the “Compensation Discussion and Analysis” and agreed that it should be included in this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 7, 2012, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
HH-HACII, L.P. (the Sponsor) 100 Crescent Court, Suite 1200 Dallas, Texas 75201	2,110,715	12.3125%

Thomas O. Hicks(1) c/o Hicks Holdings LLC 100 Crescent Court, Suite 1200 Dallas, Texas 75201	2,110,715	12.3125%

Polar Securities Inc.(2) 172 Bay Street, 21st Floor Toronto, Ontario M5H 2W9 Canada	1,460,500	8.5%

Bulldog Investors(3) Park 80 West 250 Pehle Avenue, Suite 708 Saddle Brook, New Jersey 07663	1,308,500	7.6%

Archer Capital Management, L.P.(4) 570 Lexington Avenue, 40th Floor New York, New York 10022	1,300,000	7.6%

Fir Tree Value Master Fund, L.P.(5) c/o Admiral Administration Ltd. Admiral Financial Center, 5th Floor 90 Fort Street, Box 32021 SMB Grand Cayman, Cayman Islands	1,275,000	7.4%

AQR Capital Management, LLC(6) Two Greenwich Plaza, 3rd Floor Greenwich, Connecticut 06830	1,050,000	6.1%

Deutsche Bank AG(7) Theodor-Heuss-Allee 70 60468 Frankfurt am Main Federal Republic of Germany	925,664	5.4%

William A. Montgomery 100 Crescent Court, Suite 1200 Dallas, Texas 75201	10,714	0.0625%

William F. Quinn 4151 Amon Carter Blvd. Fort Worth, Texas 76155	10,714	0.0625%

James C. Musselman 8401 N. Central Expressway, Suite 400 Dallas, Texas 75225	10,714	0.0625%

Christina Weaver Vest 100 Crescent Court, Suite 1200 Dallas, Texas 75201	0	0.0%

All directors and executive officers as a group (eight individuals)	2,142,857	12.5%

(1)	Mr. Hicks is the sole member of HH-HACII GP, LLC, the general partner of the Sponsor, and may be considered to have beneficial ownership of the Sponsor’s interests in us. Mr. Hicks disclaims beneficial ownership of any shares of our common stock in which he does not have a pecuniary interest.
(2)	According to a Schedule 13G/A filed with the SEC on February 14, 2012 on behalf of Polar Securities Inc., a company incorporated under the laws of Ontario, Canada, and North Pole Capital Master Fund, a Cayman Islands exempted company, with respect to shares held directly by North Pole Capital Master Fund as of December 31, 2011.
(3)	According to a Schedule 13G/A filed with the SEC on February 14, 2012 on behalf of Bulldog Investors, Brooklyn Capital Management, Phillip Goldstein and Andrew Dakos with respect to shares held as of December 31, 2011. Messrs. Goldstein and Dakos are the principals of Bulldog Investors.
(4)	According to a Schedule 13G filed with the SEC on October 13, 2010 on behalf of Archer Capital Management, L.P., a Delaware limited partnership (“Archer”), as the investment manager to certain private investment funds (the “Funds”), Canton Holdings, L.L.C., a Delaware limited liability company (“Canton”), as the general partner of Archer, Joshua A. Lobel, an individual, as a principal of Canton, and Eric J. Edidin, an individual, as a principal of Canton, Archer, Canton, Mr. Lobel and Mr. Edidin may be deemed the beneficial owners of 1,300,000 shares of the Company’s common stock because Canton, Archer, Mr. Lobel and Mr. Edidin have the power to vote and dispose of 1,300,000 shares of the Company’s common stock held by the Funds.
(5)	According to a Schedule 13G filed with the SEC on October 18, 2010 on behalf of Fir Tree Value Master Fund, L.P., a Cayman Islands exempted limited partnership (“Fir Tree Value”), and Fir Tree, Inc., a New York corporation (“Fir Tree”), Fir Tree Value is the beneficial owner of 1,275,000 shares of the Company’s common stock. Fir Tree may be deemed to beneficially own the shares of common stock held by Fir Tree Value as a result of being the investment manager of Fir Tree Value. Fir Tree has been granted investment discretion over the Company’s common stock held by Fir Tree Value, and thus, has shared power to direct the vote and disposition of 1,275,000 shares of the Company’s common stock.
(6)	According to a Schedule 13G/A filed with the SEC on February 12, 2012 on behalf of AQR Capital Management, LLC, a Delaware limited liability company (“AQR”), AQR is the beneficial owner, as of December 31, 2011, of 1,050,000 shares of the Company’s common stock.
(7)	According to a Schedule 13G filed with the SEC on February 10, 2012 reflecting securities beneficially owned, as of December 30, 2011, by the Corporate and Investment Banking business group and the Corporate Investments business group of Deutsche Bank AG and its subsidiaries and affiliates.

On June 15, 2010, the Sponsor purchased the Founder Shares for an aggregate purchase price of $25,000, or approximately $0.0076 per share. On July 30, 2010, the Sponsor transferred an aggregate of 32,856 Founder Shares to William A. Montgomery and William F. Quinn, each of whom joined our board of directors upon the closing of our initial public offering. On October 8, 2010, the Initial Stockholders returned to us an aggregate of 821,428 of their Founder Shares for no consideration in connection with a reduction in the number of units to be offered in our initial public offering. In addition, the Initial Stockholders returned to us an aggregate of 321,429 Founder Shares for no consideration after the underwriters of our initial public offering determined that they would not exercise their option to purchase additional units to cover any over-allotments. On January 13, 2012, the Sponsor transferred 10,714 Founder Shares to James C. Musselman in connection with Mr. Musselman’s appointment to our board of directors, which appointment became effective upon the listing of our securities on NASDAQ. An aggregate of 428,571 Founder Shares are subject to forfeiture by the Initial Stockholders and Mr. Musselman in the event the last sales price of our stock does not equal or exceed $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 24 months following the closing of our initial business combination. Mr. Hicks, our founder and chairman of the board, is the sole member of HH-HACII GP, LLC, the general partner of the Sponsor. In addition, Mr. Hicks, Christina Weaver Vest, our president, chief executive officer and chief financial officer, Eric C. Neuman, a senior vice president of the Company, Curt Crofford, a vice president of the Company, Thomas O. Hicks, Jr., our secretary and a vice president of the Company, Mack H. Hicks, a vice president of the Company, and Robert M. Swartz, our former president and chief executive officer, are each limited partners of the Sponsor.

The Sponsor purchased the Sponsor Warrants at a price of $0.75 per warrant ($5.0 million in the aggregate) in a private placement that occurred simultaneously with the closing of our initial public offering. Each Sponsor Warrant entitles the holder to purchase one share of our common stock at $12.00 per share. The proceeds from the sale of the Sponsor Warrants were added to the proceeds from our initial public offering held in the trust account pending our completion of our initial business combination. If we do not complete our initial business combination by July 14, 2012, which is the date that is 21 months after the closing of our initial public offering, the proceeds of the sale of the Sponsor Warrants will be used to fund the redemption of the Public Shares, and the Sponsor Warrants will expire worthless. The Sponsor Warrants are subject to certain transfer restrictions and are not redeemable by us so long as they are held by the Sponsor or its permitted transferees. If the Sponsor Warrants are held by holders other than the Sponsor or its permitted transferees, the Sponsor Warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in our initial public offering. The Sponsor Warrants may also be exercised by the Sponsor or its permitted transferees on a cashless basis. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the warrants sold as part of the units in our initial public offering.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 7, 2011, the Initial Stockholders returned to us an aggregate of 321,429 Founder Shares for no consideration in connection with the determination of the underwriters of our initial public offering to not exercise their option to purchase additional units to cover any over-allotments. Mr. Hicks, our founder and chairman of the board, is the sole member of HH-HACII GP, LLC, the general partner of the Sponsor. In addition, Mr. Hicks, Christina Weaver Vest, our president, chief executive officer and chief financial officer, Eric C. Neuman, a senior vice president of the Company, Curt Crofford, a vice president of the Company, Thomas O. Hicks, Jr., our secretary and a vice president of the Company, Mack H. Hicks, a vice president of the Company, and Robert M. Swartz, our former president and chief executive officer, are each limited partners of the Sponsor.

Commencing on October 14, 2010 through the earlier of the consummation of our initial business combination and our liquidation, we are obligated to pay Hicks Holdings Operating LLC, an entity owned and controlled by Mr. Hicks, our founder and chairman of the board, a total of $10,000 per month for office space and administrative services, including secretarial support. This arrangement has been agreed to by Hicks Holdings Operating LLC for our benefit. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services.

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

Thomas O. Hicks has relevant pre-existing fiduciary duties to Latrobe Specialty Metals, Inc., a specialty steel manufacturer; DirecPath, LLC, a provider of bundled DIRECTV programming, broadband voice and data services, security and other locally based services to multiple dwelling units; Ocular LCD, Inc., a designer, manufacturer and marketer of high-performance liquid crystal displays, modules and systems; and Directional Rentals Holdings, Inc., an oilfield services provider focused on downhole rental tools.

Each of our officers also has pre-existing fiduciary duties to certain other entities. Specifically, Christina Weaver Vest has pre-existing duties to Ocular LCD, Inc. Thomas O. Hicks, Jr. has pre-existing fiduciary duties to Resolute Energy Corporation and Directional Rentals Holdings, Inc. Mack Hicks has pre-existing fiduciary duties to Wahanda. Eric Neuman has pre-existing fiduciary duties to DirecPath, LLC, Intercable, Grupo MVS, Claxson Interactive Group, Inc. and Directional Rentals Holdings, Inc. Mr. Crofford has pre-existing fiduciary duties to Grupo MVS and Intercable.

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

•

The Initial Stockholders and Mr. Musselman are the holders of the Founder Shares and the Sponsor is the holder of the Sponsor Warrants. The Initial Stockholders and Mr. Musselman have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the consummation of our initial business combination. Additionally, the Initial Stockholders and Mr. Musselman have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial business combination by July 14, 2012. If we do not complete our initial business combination within such time frame, the proceeds of the sale of the Sponsor Warrants will be used to fund the redemption of the Public Shares, and the Sponsor Warrants will expire worthless. With certain limited exceptions, the Founder Shares and Sponsor Warrants (including the common stock issuable upon exercise of the Sponsor Warrants) are not immediately transferable, assignable or salable by the Initial Stockholders or Mr. Musselman or the Sponsor, as the case may be. The Founder Shares may not be transferred, assigned or sold until the earlier of one year after the completion of our initial business combination (or earlier if, subsequent to our business combination, the last sales price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination) and the date on which we consummate a subsequent liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. The Sponsor may not transfer, assign or sell the Sponsor Warrants and the common stock underlying such warrants until 30 days after the completion of our initial business combination. Since Mr. Hicks, Ms. Vest, Mr. Neuman, Mr. Crofford, Thomas O. Hicks, Jr. and Mack H. Hicks indirectly own shares of our common stock or warrants through the Sponsor, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect a business combination.

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

In the event that we submit our initial business combination to our Public Stockholders for a vote, the Initial Stockholders and Mr. Musselman have agreed to vote their Founder Shares in accordance with the majority of the votes cast by our Public Stockholders and to vote any shares purchased during or after our initial public offering in favor of our initial business combination.

All ongoing and future transactions between us and any member of our management team or his or her respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

Director Independence

Our board of directors has determined that each of Mr. Montgomery, Mr. Quinn and Mr. Musselman meet the standards regarding independence set forth in the NASDAQ listing standards and is free of any relationship which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out his responsibilities as a director of the Company. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of KPMG LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to KPMG LLP for services rendered.

Audit Fees

During the year ended December 31, 2011, fees incurred to our independent registered public accounting firm were $200,000 for the services it performed in connection with this report and the three Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2011, June 30, 2011 and September 30, 2011. During the period from June 15, 2010 (inception) to December 31, 2010, fees paid or payable for our independent registered public accounting firm were $184,500 for the services it performed in connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, the two Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2010 and September 30, 2010 and our initial public offering, including review of our registration statement on Form S-1 and amendments thereto, comfort letters and consents.

Tax Fees

During the year ended December 31, 2011, we were billed $2,200 for tax services, principally for the preparation of income tax returns. During the period from June 15, 2010 (inception) to December 31, 2010, we did not incur any fees for tax services.

All Other Fees

During the period from June 15, 2010 (inception) to December 31, 2011, we incurred approximately $110,000 for due diligence services related to an acquisition target.

Audit Committee Approval

Since our audit committee was not formed until our listing on NASDAQ, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Exchange Act, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

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

(3)	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-54151), filed with the Securities and Exchange Commission on October 15, 2010).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-54151), filed with the Securities and Exchange Commission on October 15, 2010).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on August 4, 2010).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on August 4, 2010).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on August 4, 2010).

4.4	Warrant Agreement, dated as of October 8, 2010, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-54151), filed with the Securities and Exchange Commission on October 15, 2010).

10.1	Promissory Note, dated June 15, 2010, issued to Thomas O. Hicks (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on June 25, 2010).

10.2	Form of Letter Agreement by and among the Company, Citigroup Global Markets Inc., HH-HACII, L.P. and Thomas O. Hicks (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on October 8, 2010).

10.3	Form of Letter Agreement by and among the Company, Citigroup Global Markets Inc. and each executive officer and director of the Company (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on October 8, 2010).

Exhibit Number	Description

10.4	Investment Management Trust Agreement, dated as of October 8, 2010, by and between the Company and Continental Stock Transfer & Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54151), filed with the Securities and Exchange Commission on October 15, 2010).

10.5	Letter Agreement, dated as of June 23, 2010, by and between Hicks Holdings Operating LLC and the Company regarding administrative support (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on June 25, 2010).

10.6	Form of Registration Rights Agreement by and among the Company, HH-HACII, L.P., Thomas O. Hicks, William A. Montgomery and William F. Quinn (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on October 8, 2010).

10.7	Securities Purchase Agreement, effective as of June 15, 2010, by and between the Company and HH-HACII, L.P. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on June 25, 2010).

10.8	Sponsor Warrants Purchase Agreement, dated as of June 23, 2010, by and between the Company and HH-HACII, L.P. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on June 25, 2010).

10.9	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on August 4, 2010).

10.10	Securities Assignment Agreement, dated as of July 30, 2010, by and among HH-HACII, L.P., William A. Montgomery and William F. Quinn (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on August 4, 2010).

10.11	Form of Amendment to Securities Assignment Agreement by and among HH-HACII, L.P., William A. Montgomery and William F. Quinn (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on August 30, 2010).

10.12	Contribution Agreement, dated as of October 8, 2010, by and between the Company and HH-HACII, L.P. (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on October 8, 2010).

10.13	Contribution Agreement, dated as of October 8, 2010, by and between the Company and William A. Montgomery (incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on October 8, 2010).

10.14	Contribution Agreement, dated as of October 8, 2010, by and between the Company and William F. Quinn (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on October 8, 2010).

Exhibit Number	Description

10.15	Contribution Agreement, dated as of March 7, 2011, by and between the Company and HH-HACII, L.P. (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 000-54151), filed with the Securities and Exchange Commission on March 11, 2011).

10.16	Contribution Agreement, dated as of March 7, 2011, by and between the Company and William A. Montgomery (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (File No. 000-54151), filed with the Securities and Exchange Commission on March 11, 2011).

10.17	Contribution Agreement, dated as of March 7, 2011, by and between the Company and William F. Quinn (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 000-54151), filed with the Securities and Exchange Commission on March 11, 2011).

10.18	Securities Assignment Agreement, dated as of January 13, 2012, by and between HH-HACII, L.P. and James C. Musselman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54151), filed with the Securities and Exchange Commission on January 19, 2012).

10.19	Letter Agreement, dated January 13, 2012, by and between HH-HACII, L.P. and James C. Musselman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-54151), filed with the Securities and Exchange Commission on January 19, 2012).

10.20	Indemnity Agreement, dated January 13, 2012, by and between the Company and James C. Musselman (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-54151), filed with the Securities and Exchange Commission on January 19, 2012).

14.	Form of Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on August 4, 2010).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-54151), filed with the Securities and Exchange Commission on January 19, 2012).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2012	HICKS ACQUISITION COMPANY II, INC.

	By:	/s/ Christina Weaver Vest
	Name:	Christina Weaver Vest
	Title:	President, Chief Executive Officer and Chief Financial Officer

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

/s/ Thomas O. Hicks	Chairman of the Board	March 7, 2012
Thomas O. Hicks

/s/ Christina Weaver Vest	President, Chief Executive Officer and Chief Financial Officer	March 7, 2012
Christina Weaver Vest

/s/ William A. Montgomery	Director	March 7, 2012
William A. Montgomery

/s/ William F. Quinn	Director	March 7, 2012
William F. Quinn

/s/ James C. Musselman	Director	March 7, 2012
James C. Musselman

S-1

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors

Hicks Acquisition Company II, Inc.:

We have audited the accompanying balance sheets of Hicks Acquisition Company II, Inc. (a development stage company) (the Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011, the period June 15, 2010 (inception) through December 31, 2010, and the period June 15, 2010 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hicks Acquisition Company II, Inc. (a development stage company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011, the period June 15, 2010 (inception) through December 31, 2010, and the period June 15, 2010 (inception) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Hicks Acquisition Company II, Inc. will continue as a going concern. As more fully described in Note 1, the Company must consummate a business combination by July 14, 2012 or be dissolved and the Company has declining cash available outside of the trust account. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hicks Acquisition Company II, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas

March 7, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors

Hicks Acquisition Company II, Inc.:

We have audited Hicks Acquisition Company II, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hicks Acquisition Company II, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hicks Acquisition Company II, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Hicks Acquisition Company II, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011, the period June 15, 2010 (inception) through December 31, 2010, and the period June 15, 2010 (inception) through December 31, 2011, and our report dated March 7, 2012 expressed an unqualified opinion on those financial statements. Our report dated March 7, 2012 contains an explanatory paragraph that the Company must consummate a business combination by July 14, 2012 or be dissolved and the Company has declining cash available outside of the trust account. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Dallas, Texas

March 7, 2012

HICKS ACQUISITION COMPANY II, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,091,579	$1,547,684
Cash equivalents held in trust	149,404,110	149,303,023
Other assets	34,023	170,255

Total assets	$150,529,712	$151,020,962

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$944,071	$291,243
Accounts payable and accrued expenses — related party	1,552	5,712
Deferred underwriters’ commission	4,500,000	4,500,000

Total current liabilities	5,445,623	4,796,955
Common stock, subject to possible redemption (at fair value): 14,221,734 shares at December 31, 2011 and 14,544,181 shares at December 31, 2010	140,084,080	141,223,998
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; none issued or outstanding at December 31, 2011 or December 31, 2010	—	—
Common stock, $0.0001 par value. Authorized 500,000,000 shares, 17,142,857 shares issued and outstanding (less 14,221,734 shares subject to possible redemption) at December 31, 2011 and 17,464,286 shares issued and outstanding (less 14,544,181 shares subject to possible redemption) at December 31, 2010	292	292
Additional paid-in capital	6,420,038	5,280,120
Deficit accumulated during the development stage	(1,420,321)	(280,403)

Total stockholders’ equity	5,000,009	5,000,009

Total liabilities and stockholders’ equity	$150,529,712	$151,020,962

See accompanying notes to financial statements.

HICKS ACQUISITION COMPANY II, INC.

(A Development Stage Company)

Statements of Operations

	Year Ended December 31, 2011	June 15, 2010 (inception) to December 31, 2010	June 15, 2010 (inception) to December 31, 2011 (cumulative)
Formation and operating costs	$—	$8,852	$8,852
Professional fees	265,276	189,702	454,978
Transaction expenses	589,841	18,638	608,479
Other general and administrative expenses	289,421	72,362	361,783

Loss from operations before other income (expense) and income tax expense	(1,144,538)	(289,554)	(1,434,092)
Other income (expense):
Interest income	185,315	53,876	239,191
State taxes, other than income taxes	(180,695)	(44,725)	(225,420)

Total other income	4,620	9,151	13,771

Loss before income tax expense	(1,139,918)	(280,403)	(1,420,321)
Income tax expense	—	—	—

Net loss	$(1,139,918)	$(280,403)	$(1,420,321)

Loss per common share:
Basic and diluted	$(0.07)	$(0.03)	$(0.10)

Average common shares outstanding:
Basic and diluted	17,200,098	8,861,607	14,248,420

See accompanying notes to financial statements.

HICKS ACQUISITION COMPANY II, INC.

(A Development Stage Company)

Statement of Stockholders’ Equity

	Common Stock		Additional paid-in	Deficit accumulated during the development	Stockholders’
	Shares	Amount	capital	stage	equity
Initial capital from founding stockholders for cash	3,285,714	$329	$24,671	$—	$25,000
Surrender of founding stockholder shares	(821,428)	(82)	82	—	—
Sale of 15,000,000 units, net of underwriters’ commissions and offering costs	15,000,000	1,500	141,477,910	—	141,479,410
Proceeds from issuance of sponsor warrants	—	—	5,000,000	—	5,000,000
Common stock subject to possible redemption of 14,544,181 shares (at fair market value)	—	(1,455)	(141,222,543)	—	(141,223,998)
Net loss	—	—	—	(280,403)	(280,403)

Balance at December 31, 2010	17,464,286	292	5,280,120	(280,403)	5,000,009
Surrender of founding stockholder shares	(321,429)	(32)	32	—	—
Net loss	—	—	—	(1,139,918)	(1,139,918)
Change in shares subject to possible redemption to 14,221,734 shares (at fair market value)	—	32	1,139,886	—	1,139,918

Balance at December 31, 2011	17,142,857	$292	$6,420,038	$(1,420,321)	$5,000,009

See accompanying notes to financial statements.

HICKS ACQUISITION COMPANY II, INC.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31, 2011	June 15, 2010 (inception) to December 31, 2010	June 15, 2010 (inception) to December 31, 2011 (cumulative)
Cash flows from operating activities:
Net loss	$(1,139,918)	$(280,403)	$(1,420,321)
Change in operating assets and liabilities:
Accounts payable and accrued expenses	648,668	93,962	742,630
Other current assets	136,232	(170,255)	(34,023)

Net cash used in operating activities	(355,018)	(356,696)	(711,714)
Cash flows from investing activities:
Purchase of cash equivalents held in trust	—	(149,250,000)	(149,250,000)
Proceeds from sale of cash equivalents held in trust	81,628	—	81,628
Interest earned on cash equivalents held in trust	(182,715)	(53,023)	(235,738)

Net cash used in investing activities	(101,087)	(149,303,023)	(149,404,110)
Cash flows from financing activities:
Proceeds from note payable – related party	—	225,000	225,000
Payment on note payable – related party	—	(225,000)	(225,000)
Proceeds from the sale of common stock to founders	—	25,000	25,000
Proceeds from the sale of sponsor warrants	—	5,000,000	5,000,000
Proceeds from initial public offering, net of underwriters’ commission and offering costs paid	—	146,182,403	146,182,403

Net cash provided by financing activities	—	151,207,403	151,207,403

(Decrease)/Increase in cash and cash equivalents	(456,105)	1,547,684	1,091,579
Cash and cash equivalents at beginning of period	1,547,684	—	—

Cash and cash equivalents at end of period	$1,091,579	$1,547,684	$1,091,579

Supplemental disclosure of noncash activities:
Accrual of deferred underwriters’ commission	$—	$4,500,000	$4,500,000
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

See accompanying notes to financial statements.

HICKS ACQUISITION COMPANY II, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

Note 1 — Organization and Nature of Business Operations

Hicks Acquisition Company II, Inc. (the “Company”) is a blank check company formed In Delaware on June 15, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

The Company’s sponsor is HH-HACII, L.P. (the “Sponsor”). Through December 31, 2011, the Company’s efforts have been limited to activities relating to the organization of the Company, the Offering (as defined below), identifying and evaluating prospective acquisition candidates and general corporate matters. The Company has not generated any revenues, other than interest income earned on the proceeds held in the trust account established in connection with the Offering. The Company has selected December 31 as its fiscal year-end.

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

Except for a portion of the interest income earned on the trust account balance that may be released to the Company to pay any income and franchise taxes and to fund the Company’s working capital requirements, and any amounts necessary to purchase up to 15% of the shares of the Company’s common stock issued as part of the Units described in Note 4 (the “Public Shares”) if the Company seeks stockholder approval for its initial business combination, none of the funds held in the trust account will be released until the earlier of the completion of the Company’s initial business combination and the redemption of 100% of the Public Shares if the Company is unable to consummate a business combination by July 14, 2012 (subject to the requirements of law). The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of Public Shares (the “Public Stockholders”).

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

The Company will provide its stockholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less franchise and income taxes payable, upon the consummation of the Company’s initial business combination, subject to the limitations described herein. There will be no redemption rights with respect to outstanding warrants, which will expire worthless in the event the Company does not consummate a business combination. After signing a definitive agreement for the Company’s initial business combination, the Company will provide the Public Stockholders with the opportunity to redeem their shares either by means of a tender offer or in connection with a stockholder vote seeking approval of the Company’s initial business combination at a stockholder meeting held for such purpose. The decision as to whether the Company allows the Public Stockholders to redeem their shares by means of a tender offer or in connection with a stockholder vote will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. In the event the Company elects to consummate its initial business combination and conduct the redemptions without a stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulate issuer tender offers, the Company will file tender offer documents with the Securities and Exchange Commission (the “SEC”). The tender offer documents will contain substantially the same financial and other information about the Company’s initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. In the event the Company conducts redemptions pursuant to the tender offer rules, its offer to redeem shares shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act. If, however, the Company elects to hold a stockholder vote or a stockholder vote is required by law, the Company will, like other blank check companies, conduct the redemptions pursuant to the proxy rules and not pursuant to the tender offer rules. If accepting all properly submitted redemption requests would cause the net tangible assets of the Company to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition for the relevant business combination, the Company would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. If the Company’s initial business combination is not completed, then Public Stockholders exercising their redemption rights will not be entitled to receive redemption payments. If the Company holds a vote to approve its initial business combination, a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 10% of the shares sold in the Offering.

If the Company seeks stockholder approval, the Company will consummate its initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, the Initial Stockholders (as defined below in Note 6) and James C. Musselman, who joined the Company’s board of directors effective upon the listing of the Company’s securities on the NASDAQ Capital Market (“NASDAQ”), have agreed to vote their Founder Shares (as defined below in Note 6) in accordance with the majority of the votes cast by the Public Stockholders and to vote any Public Shares purchased during or after the Offering in favor of the Company’s initial business combination. In addition, the Initial Stockholders and Mr. Musselman have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the consummation by the Company of a business combination.

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

The Initial Stockholders and Mr. Musselman have agreed to waive their redemption rights with respect to their Founder Shares if the Company fails to consummate a business combination within the 21-month time period, although the Initial Stockholders and Mr. Musselman will be entitled to redemption with respect to any Public Shares they hold if the Company fails to consummate a business combination within such time period. In the event of a liquidation, it is likely that the per-share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the Offering.

While the Company hopes to successfully complete a business combination within the time frame discussed above, there is no assurance that the Company will be able to successfully complete a business combination within such time frame. That factor and the Company’s declining cash available outside of the trust account raise substantial doubt about the Company’s ability to continue as a going concern.

Note 2 — Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company follows the Financial Accounting Standard Board’s Accounting Standards Codification (the “Codification”). The Codification is the single source of authoritative accounting principles applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.

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

(b) Cash Equivalents Held in Trust

Cash equivalents held in trust are with JPMorgan Chase Bank, N.A., and Continental Stock Transfer & Trust Company serves as the trustee. The cash equivalents held in trust at December 31, 2011 and December 31, 2010 are invested in the JPMorgan Liquid Assets Money Market Fund, which meets the requirements of Rule 2a-7 under the Investment Company Act.

(c) Fair Value of Financial Instruments

Unless otherwise disclosed, the fair values of financial instruments, including cash and cash equivalents and the cash equivalents held in trust, approximate their carrying amount due primarily to their short-term nature.

Common Stock, Subject to Possible Redemption, is stated at fair market value at December 31, 2011 and December 31, 2010. The fair market value is different from the per Public Share amount held in the trust account.

(d) Loss per Common Share

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

The weighted average common shares issued and outstanding of 17,200,098 for the year ended December 31, 2011 takes into effect the 17,464,286 shares outstanding at the beginning of the period and the surrender of an aggregate of 321,429 of such shares by the Initial Stockholders to the Company for cancellation on March 7, 2011 in connection with the underwriters’ election to not exercise their over-allotment option. The weighted average common shares issued and outstanding of 8,861,607 for the period from June 15, 2010 (inception) to December 31, 2010 takes into effect the 3,285,714 shares originally outstanding, the surrender of 821,428 of such shares on October 8, 2010 by the Initial Stockholders due to the reduction in size of the Offering and the 15,000,000 shares sold in the Offering and outstanding since October 14, 2010.

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

The Company evaluates the uncertainty in tax positions taken or expected to be taken in the course of preparing the Company’s financial statements to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions deemed not to meet the “more likely than not” threshold would be recorded as a tax expense in the current period. The Company had no uncertain tax positions at December 31, 2011 or December 31, 2010.

(g) Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

On October 14, 2010, the Company sold to the public 15,000,000 units (“Units”) at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, par value $0.0001 per share, and one warrant. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $12.00 per share, subject to adjustment. The warrants will become exercisable 30 days after the completion of the Company’s initial business combination, provided that the Company has an effective registration statement under the Securities Act of 1933, as amended, covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available, and will expire five years after the completion of the Company’s initial business combination, or earlier upon redemption or liquidation. Once the warrants become exercisable, the Company may redeem the outstanding warrants, in whole and not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sales price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders.

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

(b) Services Agreement

The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Hicks Holdings Operating LLC, an affiliate of the Company’s founder and chairman of the board, Mr. Hicks. Services commenced on October 14, 2010, and will terminate upon the earlier of the consummation by the Company of an initial business combination and the liquidation of the Company.

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

(d) Accounts Payable and Accrued Expenses

Related party accounts payable and accrued expenses of $1,552 and $5,712 at December 31, 2011 and December 31, 2010, respectively, relate primarily to travel costs.

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

•

the Initial Stockholders and Mr. Musselman have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the consummation of the Company’s initial business combination and to waive their redemption rights with respect to their Founder Shares if the Company fails to consummate its initial business combination within 21 months from the closing of the Offering, although they will be entitled to redemption rights with respect to any Public Shares they hold if the Company fails to consummate its initial business combination within such time period.

If the Company submits its initial business combination to the Company’s Public Stockholders for a vote, the Initial Stockholders and Mr. Musselman have agreed to vote their Founder Shares in accordance with the majority of the votes cast by the Public Stockholders and to vote any Public Shares purchased during or after the Offering in favor of the Company’s initial business combination.

With certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to the Company’s officers and directors and other persons or entities affiliated with the Initial Stockholders or Mr. Musselman, each of whom will be subject to the same transfer restrictions) until the earlier of one year after the completion of the Company’s initial business combination or earlier if, subsequent to the Company’s business combination, the last sales price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial business combination and the date on which the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

On October 8, 2010, in connection with the decrease in the size of the Offering on that date, the Initial Stockholders returned to the Company, for no consideration, 821,428 Founder Shares for cancellation so that the Initial Stockholders would collectively own 12.5% of the Company’s issued and outstanding shares after the Offering. Simultaneously with the closing of the Offering, the Initial Stockholders agreed to forfeit up to 321,429 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, as described in Note 4. The over-allotment option was not exercised and the shares were forfeited on March 7, 2011. On January 13, 2012, the Sponsor transferred 10,714 Founder Shares to James C. Musselman in connection with Mr. Musselman’s appointment to the Company’s board of directors, which appointment became effective upon the listing of the Company’s securities on NASDAQ.

A portion of the Founder Shares in an amount equal to 2.5% of the Company’s issued and outstanding shares immediately after the Offering will be subject to forfeiture by the Initial Stockholders and Mr. Musselman in the event the last sales price of the Company’s stock does not equal or exceed $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 24 months following the closing of the Company’s initial business combination.

Note 7 — Stockholders’ Equity

(a) Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. No preferred shares were issued or outstanding as of December 31, 2011 and December 31, 2010.

(b) Common Stock

The authorized common stock of the Company includes up to 500,000,000 shares. Holders of shares of common stock are entitled to one vote for each share of common stock. In addition, holders of shares of common stock are entitled to receive dividends when, as and if declared by the Company’s board of directors. The Company had 17,142,857 shares issued and outstanding at December 31, 2011 and 17,464,286 shares issued and outstanding at December 31, 2010.

Note 8 — Income Taxes

The Company recorded a net deferred tax asset as follows:

	December 31, 2011	December 31, 2010
Organization costs	$38,299	$41,075
Acquisition costs	31,388	6,338
Net operating loss	413,174	47,913

Gross deferred tax asset	482,861	95,326

Valuation allowance	(482,861)	(95,326)

Net deferred tax asset	$—	$—

Management determined that it is more likely than not that the Company will not realize the tax benefits associated with its deferred tax assets and has therefore recorded a full valuation allowance. The effective tax rate of zero differs from the statutory rate of 34% due to the establishment and increase of the valuation allowance.

Note 9 — Quarterly Results of Operations (Unaudited)

The following table sets forth unaudited quarterly results of operations for the year ended December 31, 2011 and the period from June 15, 2010 (inception) to December 31, 2010. This unaudited quarterly information has been derived from the Company’s unaudited financial statements and, in the Company’s opinion, includes all adjustments, including normal recurring adjustments, necessary for a fair presentation of the information for the periods covered. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Three Months Ended				Year Ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Loss from operations before other income (expense) and income tax expense	$(151,140)	$(194,913)	$(144,297)	$(654,186)	$(1,144,538)
Net loss	$(141,160)	$(197,505)	$(150,339)	$(650,914)	$(1,139,918)
Loss per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.04)	$(0.07)
Average common shares outstanding:
Basic and diluted	17,375,000	17,142,857	17,142,857	17,143,857	17,200,098

	Period from June 15	Three Months Ended		Period from June 15 (inception) to
	(inception) to	September 30,	December 31,	December 31,
	June 30, 2010	2010	2010	2010
Loss from operations before other income (expense) and income tax expense	$(63,117)	$(28,859)	$(197,578)	$(289,554)
Net loss	$(63,117)	$(28,859)	$(188,427)	(280,403)
Loss per common share:
Basic and diluted	$(0.02)	$(0.01)	$(0.01)	$(0.03)
Average common shares outstanding:
Basic and diluted	3,285,714	3,285,714	15,407,221	8,861,607

Note 10 — Subsequent Events

As described in Note 6, on January 13, 2012, the Sponsor transferred 10,714 Founder Shares to James C. Musselman in connection with Mr. Musselman’s appointment to the Company’s board of directors, which appointment became effective upon the listing of the Company’s securities on NASDAQ.

On January 27, 2012, the Company’s units, common stock and warrants were approved for listing on NASDAQ. The Company’s units, common stock and warrants began trading on NASDAQ on February 1, 2012 under the symbols “HKACU,” “HKAC” and “HKACW,” respectively. Prior to February 1, 2012, the Company’s units, common stock and warrants were quoted on the Over-the-Counter Bulletin Board quotation system under the symbols “HKACU,” “HKAC” and “HKACW,” respectively.