Form 10-Q
period 2012-03-31
Hicks Acquisition CO II, Inc.
filed 2012-05-07
CIK 1416995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No   ☐

As of May 7, 2012, the registrant had 17,142,857 shares of its common stock, par value $0.0001 per share, outstanding.

HICKS ACQUISITION COMPANY II, INC.

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	3

	Condensed Statements of Operations for the three months ended March 31, 2012 and 2011 and the period from June 15, 2010 (inception) to March 31, 2012 (unaudited)	4

	Condensed Statement of Stockholders’ Equity for the period from June 15, 2010 (inception) through March 31, 2012 (unaudited)	5

	Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and the period from June 15, 2010 (inception) to March 31, 2012 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HICKS ACQUISITION COMPANY II, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$785,961	$1,091,579
Cash equivalents held in trust	149,336,982	149,404,110
Other assets	2,617	34,023

Total assets	$150,125,560	$150,529,712

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,050,000	$944,071
Accounts payable and accrued expenses — related party	15,631	1,552
Deferred underwriters’ commission	4,500,000	4,500,000

Total current liabilities	5,565,631	5,445,623
Common stock, subject to possible redemption (at fair value): 14,040,234 shares at March 31, 2012 and 14,221,734 shares at December 31, 2011	139,559,926	140,084,080
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; none issued or outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value. Authorized 500,000,000 shares, 17,142,857 shares issued and outstanding (less 14,040,234 shares subject to possible redemption) at March 31, 2012 and 17,142,857 shares issued and outstanding (less 14,221,734 shares subject to possible redemption) at December 31, 2011	298	292
Additional paid-in capital	6,944,186	6,420,038
Deficit accumulated during the development stage	(1,944,481)	(1,420,321)

Total stockholders’ equity	5,000,003	5,000,009

Total liabilities and stockholders’ equity	$150,125,560	$150,529,712

See accompanying notes to condensed financial statements.

HICKS ACQUISITION COMPANY II, INC.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	Three Months Ended		June 15, 2010 (inception) to
	March 31, 2012	March 31, 2011	March 31, 2012
Formation and operating costs	$—	$—	$8,852
Professional fees	264,591	83,460	719,569
Transaction expenses	118,389	655	726,868
Other general and administrative expenses	173,055	67,025	534,838

Loss from operations before other income (expense) and income tax expense	(556,035)	(151,140)	(1,990,127)
Other income (expense):
Interest income	77,839	55,676	317,030
State taxes, other than income taxes	(45,964)	(45,696)	(271,384)

Total other income, net	31,875	9,980	45,646

Loss before income tax expense	(524,160)	(141,160)	(1,944,481)
Income tax expense	—	—	—

Net loss	$(524,160)	$(141,160)	$(1,944,481)

Loss per common share:
Basic and diluted	$(0.03)	$(0.01)	$(0.13)

Weighted average common shares outstanding:
Basic and diluted	17,142,857	17,375,000	14,649,935

See accompanying notes to condensed financial statements.

HICKS ACQUISITION COMPANY II, INC.

(A Development Stage Company)

Condensed Statement of Stockholders’ Equity

	Common Stock		Additional paid-in	Deficit accumulated during the development	Stockholders’
	Shares	Amount	capital	stage	equity
Initial capital from founding stockholders for cash	3,285,714	$329	$24,671	$—	$25,000
Surrender of founding stockholder shares	(821,428)	(82)	82	—	—
Sale of 15,000,000 units, net of underwriters’ commissions and offering costs	15,000,000	1,500	141,477,910	—	141,479,410
Proceeds from issuance of sponsor warrants	—	—	5,000,000	—	5,000,000
Common stock subject to possible redemption of 14,544,181 shares (at fair market value)	—	(1,455)	(141,222,543)	—	(141,223,998)
Net loss	—	—	—	(280,403)	(280,403)

Balance at December 31, 2010	17,464,286	292	5,280,120	(280,403)	5,000,009

Surrender of founding stockholder shares	(321,429)	(32)	32	—	—
Net loss	—	—	—	(1,139,918)	(1,139,918)
Change in shares subject to possible redemption to 14,221,734 shares (at fair market value)	—	32	1,139,886	—	139,918

Balance at December 31, 2011	17,142,857	$292	$6,420,038	$(1,420,321)	$5,000,009

Net loss	—	—	—	(524,160)	(524,160)
Change in shares subject to possible redemption to 14,040,234 shares (at fair market value)	—	6	524,148	—	524,154

Balance at March 31, 2012 (unaudited)	17,142,857	$298	$6,944,186	$(1,944,481)	$5,000,003

See accompanying notes to condensed financial statements.

HICKS ACQUISITION COMPANY II, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	June 15, 2010 (inception) to March 31, 2012
Cash flows from operating activities:
Net loss	$(524,160)	$(141,160)	$(1,944,481)
Change in operating assets and liabilities:
Accounts payable and accrued expenses	120,008	(18,963)	862,638
Other current assets	31,406	36,256	(2,617)

Net cash used in operating activities	(372,746)	(123,867)	(1,084,460)

Cash flows from investing activities:
Purchase of cash equivalents held in trust	—	—	(149,250,000)
Proceeds from sale of cash equivalents held in trust	144,560	44,725	226,188
Interest earned on cash equivalents held in trust	(77,432)	(54,945)	(313,170)

Net cash provided by/(used in) investing activities	67,128	(10,220)	(149,336,982)

Cash flows from financing activities:
Proceeds from note payable – related party	—	—	225,000
Payment on note payable – related party	—	—	(225,000)
Proceeds from the sale of common stock to founders	—	—	25,000
Proceeds from the sale of sponsor warrants	—	—	5,000,000
Proceeds from initial public offering, net of underwriters’ commission and offering costs paid	—	—	146,182,403

Net cash provided by financing activities	—	—	151,207,403

(Decrease)/Increase in cash and cash equivalents	(305,618)	(134,087)	785,961
Cash and cash equivalents at beginning of period	1,091,579	1,547,684	—

Cash and cash equivalents at end of period	$785,961	$1,413,597	$785,961

Supplemental disclosure of noncash activities:
Accrual of deferred underwriters’ commission	$—	$—	$4,500,000
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

See accompanying notes to condensed financial statements.

HICKS ACQUISITION COMPANY II, INC.

(a Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Interim Financial Information

These unaudited condensed financial statements as of March 31, 2012, the results of operations for the three months ended March 31, 2012 and 2011 and the period from June 15, 2010 (inception) through March 31, 2012, and cash flows for the three months ended March 31, 2012 and 2011 and the period from June 15, 2010 (inception) to March 31, 2012, have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of Hicks Acquisition Company II, Inc. (the “Company”). In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2012.

Note 2—Organization and Nature of Business Operations

The Company is a blank check company formed in Delaware on June 15, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

The Company’s sponsor is HH-HACII, L.P. (the “Sponsor”). Through March 31, 2012, the Company’s efforts have been limited to activities relating to the organization of the Company, the Offering (as defined below), identifying and evaluating prospective acquisition candidates and general corporate matters. The Company has not generated any revenues, other than interest income earned on the proceeds held in the trust account established in connection with the Offering. The Company has selected December 31 as its fiscal year-end.

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

Except for a portion of the interest income earned on the trust account balance that may be released to the Company to pay any income and franchise taxes and to fund the Company’s working capital requirements, and any amounts necessary to purchase up to 15% of the Company’s shares of common stock issued as part of the Units described in Note 4 (the “Public Shares”) if the Company seeks stockholder approval of its initial business combination, none of the funds held in the trust account will be released until the earlier of the completion of the Company’s initial business combination and the redemption of 100% of the Public Shares if the Company is unable to consummate a business combination by July 14, 2012 (subject to the requirements of law). The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of Public Shares (the “Public Stockholders”).

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

In the event that the Company enters into a definitive agreement for its initial business combination, the Company will provide the Public Stockholders the opportunity to redeem their shares either by means of a tender offer or in connection with a stockholder vote seeking approval of the initial business combination at a stockholder meeting held for such purpose. The decision as to whether the Company allows its Public Stockholders to redeem their shares by means of a tender offer or in connection with a stockholder vote will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. In the event the Company elects to consummate its initial business combination and conduct the redemptions without a stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulate issuer tender offers, the Company will file tender offer documents with the SEC. The tender offer documents will contain substantially the same financial and other information about the Company’s initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. In the event the Company conducts redemptions pursuant to the tender offer rules, its offer to redeem shares shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act. If, however, the Company elects to hold a stockholder vote or a stockholder vote is required by law, the Company will conduct the redemptions pursuant to the proxy rules and not pursuant to the tender offer rules. If accepting all properly submitted redemption requests would cause the net tangible assets of the Company to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition for the relevant business combination, the Company would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. If the Company’s initial business combination is not completed, then Public Stockholders exercising their redemption rights will not be entitled to receive redemption payments.

If the Company seeks stockholder approval, the Company will consummate its initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, the Initial Stockholders (as defined below in Note 6) and James C. Musselman, a member of the Company’s board of directors, have agreed to vote their Founder Shares (as defined below in Note 6) in accordance with the majority of the votes cast by the Public Stockholders and to vote any Public Shares purchased during or after the Offering in favor of the Company’s initial business combination. In addition, the Initial Stockholders and Mr. Musselman have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the consummation by the Company of a business combination. If the Company holds a vote to approve its initial business combination, a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 10% of the shares sold in the Offering.

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

The Initial Stockholders and Mr. Musselman have agreed to waive their redemption rights with respect to their Founder Shares if the Company fails to consummate a business combination by July 14, 2012, which is the date that is 21 months after the closing of the Offering, although the Initial Stockholders will be entitled to redemption with respect to any Public Shares they hold if the Company fails to consummate a business combination within such time period. In the event of a liquidation, it is likely that the per-share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the Offering.

There can be no assurance that the Company will be able to successfully complete an initial business combination by July 14, 2012. That factor and the Company’s declining cash available outside of the trust account raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note 3—Summary of Significant Accounting Policies

(a)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, cash and cash equivalents may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company maintains its accounts with financial institutions with high credit ratings.

(b)	Cash Equivalents Held in Trust

Cash equivalents held in trust are with JPMorgan Chase Bank, N.A., and Continental Stock Transfer & Trust Company serves as the trustee. The cash equivalents held in trust at March 31, 2012 and December 31, 2011 were invested in the JPMorgan Liquid Assets Money Market Fund, which meets the requirements of Rule 2a-7 under the Investment Company Act of 1940, as amended.

(c)	Fair Value of Financial Instruments

Unless otherwise disclosed, the fair values of financial instruments, including cash and cash equivalents and the cash equivalents held in trust, approximate their carrying amount due primarily to their short-term nature.

Common Stock, Subject to Possible Redemption, is stated at fair market value at March 31, 2012 and December 31, 2011. The fair market value is different from the per Public Share amount held in the trust account.

(d)	Loss per Common Share

Loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 17,142,857 for the three months ended March 31, 2012 takes into effect the 17,142,857 shares outstanding at the beginning and end of such three month period. The weighted average common shares issued and outstanding of 17,375,000 for the three months ended March 31, 2011 takes into effect the 17,464,286 shares outstanding at the beginning of such three month period and the surrender of 321,429 of such shares by the Initial Stockholders to the Company for cancellation on March 7, 2011 in connection with the underwriters’ election to not exercise their over-allotment option. The weighted average common shares issued and outstanding of 14,649,935 for the period from June 15, 2010 (inception) through March 31, 2012 takes into effect the 3,285,714 shares originally outstanding, the surrender of 821,428 of such shares on October 8, 2010 by the Initial Stockholders in connection with the reduction in the size of the Offering, the 15,000,000 shares sold in the Offering and outstanding since October 14, 2010 and the surrender of 321,429 shares of common stock by the Initial Stockholders to the Company for cancellation on March 7, 2011 in connection with the underwriters’ election to not exercise their over-allotment option.

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

The Company evaluates the uncertainty in tax positions taken or expected to be taken in the course of preparing the Company’s financial statements to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions deemed not to meet the “more likely than not” threshold would be recorded as a tax expense in the current period. The Company had no uncertain tax positions at March 31, 2012 or December 31, 2011.

(g)	Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4—Initial Public Offering

On October 14, 2010, the Company sold to the public 15,000,000 units (“Units”) at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, par value $0.0001 per share, and one warrant. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $12.00 per share, subject to adjustment. The warrants will become exercisable on the later of 30 days after the completion of the Company’s initial business combination and October 14, 2011, provided in each case that the Company has an effective registration statement under the Securities Act of 1933, as amended, covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available, and will expire five years after the completion of the Company’s initial business combination, or earlier upon redemption or liquidation. Once the warrants become exercisable, the Company may redeem the outstanding warrants, in whole and not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sales price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders.

The underwriters were granted a 45-day option to purchase up to an additional 2,250,000 Units to cover over-allotments, if any. The option expired on November 22, 2010 and was not exercised.

Note 5—Related Party Transactions

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

On October 14, 2010, the Sponsor purchased an aggregate of 6,666,667 warrants at price of $0.75 per warrant (for a total purchase price of $5.00 million) from the Company in the Private Placement. Mr. Hicks, the Company’s founder and chairman of the board, is the sole member of HH-HACII GP, LLC, which is the general partner of the Sponsor. In addition, all of the Company’s executive officers are limited partners of the Sponsor. The Sponsor is permitted to transfer the Sponsor Warrants held by it to the Company’s officers, directors, and other persons or entities affiliated with the Sponsor and in certain other limited circumstances, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as the Sponsor. Otherwise, the Sponsor Warrants will not be transferable, assignable or salable by the Sponsor until 30 days after the completion of the Company’s initial business combination. The Sponsor Warrants are non-redeemable so long as they are held by the Sponsor or the Sponsor’s permitted transferees. The Sponsor Warrants may be exercised for cash or on a cashless basis. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the warrants sold as part of the Units in the Offering.

(d)	Accounts Payable and Accrued Expenses

Related party accounts payable and accrued expenses of $15,631 and $1,552 at March 31, 2012 and December 31, 2011, respectively, relate primarily to travel costs.

Note 6—Founder Shares

On June 15, 2010, the Sponsor purchased 3,285,714 shares of common stock (“Founder Shares”) for an aggregate purchase price of $25,000, or $0.0076 per share. On July 30, 2010, the Sponsor transferred an aggregate of 32,856 Founder Shares to William A. Montgomery and William F. Quinn, each of whom serve on the Company’s board of directors. The Sponsor, together with Messrs. Montgomery and Quinn, are referred to as the “Initial Stockholders.” On January 13, 2012, the Sponsor transferred 10,714 Founder Shares to James C. Musselman in connection with Mr. Musselman’s appointment to the Company’s board of directors, which appointment became effective upon the listing of the Company’s securities on the NASDAQ Capital Market on February 1, 2012.

The Founder Shares are identical to the shares of common stock included in the Units sold in the Offering except that:

•	the Founder Shares are subject to certain transfer restrictions, as described in more detail below; and

•

the Initial Stockholders and Mr. Musselman have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the consummation of the Company’s initial business combination and to waive their redemption rights with respect to their Founder Shares if the Company fails to consummate its initial business combination within 21 months from the closing of the Offering, although they will be entitled to redemption rights with respect to any Public Shares they hold if the Company fails to consummate its initial business combination within such time period.

If the Company submits its initial business combination to the Public Stockholders for a vote, the Initial Stockholders and Mr. Musselman have agreed to vote their Founder Shares in accordance with the majority of the votes cast by the Public Stockholders and to vote any Public Shares purchased during or after the Offering in favor of the Company’s initial business combination.

With certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to the Company’s officers and directors and other persons or entities affiliated with the Initial Stockholders and Mr. Musselman, each of whom will be subject to the same transfer restrictions) until the earlier of one year after the completion of the Company’s initial business combination (or earlier if, subsequent to the Company’s business combination, the last sales price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial business combination) and the date on which the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Note 7—Stockholders’ Equity

(a)	Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. No preferred shares were issued or outstanding at March 31, 2012 and December 31, 2011.

(b)	Common Stock

The authorized common stock of the Company includes up to 500,000,000 shares. Holders of shares of common stock are entitled to one vote for each share of common stock. In addition, holders of shares of common stock are entitled to receive dividends when, as and if declared by the Company’s board of directors. The Company had 17,142,857 shares of common stock issued and outstanding at March 31, 2012 and December 31, 2011.

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

Results of Operations

Through March 31, 2012, our efforts have been limited to activities relating to the organization of the Company, our initial public offering, identifying and evaluating prospective acquisition candidates and general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the trust account established in connection with our initial public offering. As of March 31, 2012, approximately $149.3 million was held in the trust account (including $4.50 million of deferred underwriting discounts and commissions, $5.00 million from the sale of the Sponsor Warrants (as defined under “Liquidity and Capital Resources”) and approximately $313,000 in interest earned less approximately $226,000 withdrawn to pay franchise taxes) and we had cash outside of trust of approximately $786,000 and approximately $1.1 million in accounts payable and accrued expenses. Up to $2.25 million in interest income on the balance of the trust account (net of franchise and income taxes payable) may be available to us to fund our working capital requirements. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.

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

For the three months ended March 31, 2012, we disbursed an aggregate of approximately $305,000 out of the proceeds of our initial public offering not held in trust for the following purposes:

•	$30,000 to Hicks Holdings Operating LLC, an entity owned and controlled by Thomas O. Hicks, our founder and chairman of the board, for office space, administrative services and secretarial support;

•	$1,000 of expenses for travel related costs; and

•

$274,000 for legal, accounting and auditing expenses and filing fees relating to our SEC reporting obligations and the listing of our securities on the NASDAQ Capital Market and general corporate and other miscellaneous expenses.

As indicated in the accompanying condensed financial statements, at March 31, 2012 we had out of trust cash of approximately $786,000 and approximately $1.1 million in accounts payable and accrued expenses. We expect to incur significant additional costs in pursuit of our acquisition plans, including for the following purposes:

•	due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	structuring and negotiating a business combination, including the making of any down payment or the payment of any exclusivity or similar fees and expenses; and

•	other miscellaneous expenses.

There is no assurance that our plans to consummate a business combination will be successful or successful by July 14, 2012. These factors, amount others, raise substantial doubt about our ability to continue operations as a going concern. The accompanying condensed financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Cash Equivalents Held in Trust

A total of $149.25 million, including approximately $139.75 million of the net proceeds from our initial public offering, $5.00 million from the sale of the Sponsor Warrants and $4.50 million of deferred underwriting discounts and commissions, was placed in a trust account at JPMorgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company serving as trustee. The trust proceeds are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of March 31, 2012, the balance in the trust account was approximately $149.3 million, which includes approximately $313,000 of interest earned since the inception of the trust less $226,000 of interest income withdrawn to pay franchise taxes.

Loss per Common Share

Loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 17,142,857 for the three months ended March 31, 2012 takes into effect the 17,142,857 shares outstanding at the beginning and end of such three month period. The weighted average common shares issued and outstanding of 17,375,000 for the three months ended March 31, 2011 takes into effect the 17,464,286 shares outstanding at the beginning of such three month period and the surrender of 321,429 of such shares by the Sponsor, William A. Montgomery and William F. Quinn (collectively, the “Initial Stockholders”) to the Company for cancellation on March 7, 2011 in connection with the underwriters’ election to not exercise their over-allotment option. The weighted average common shares issued and outstanding of 14,649,935 for the period from June 15, 2010 (inception) through March 31, 2012 takes into effect the 3,285,714 shares originally outstanding, the surrender of 821,428 of such shares on October 8, 2010 by the Initial Stockholders in connection with the reduction in the size of our initial public offering, the 15,000,000 shares sold in our initial public offering and outstanding since October 14, 2010 and the surrender of 321,429 shares of common stock by the Initial Stockholders to the Company for cancellation on March 7, 2011 in connection with the underwriters’ election to not exercise their over-allotment option.

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

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. We are not presently engaged in and, if we do not consummate a business combination prior to the prescribed liquidation date of the trust account, we may never engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market driven rates or prices. The funds held in our trust account may be invested by the trustee only in U.S. governmental treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 8, 2012. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of May 7, 2012, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 8, 2012, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Initial Public Offering

On October 14, 2010, we consummated our initial public offering of 15,000,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise of $12.00 per share. The warrants will become exercisable on the later of (i) 30 days after the completion of our initial business combination and (ii) 12 months from the closing of our initial public offering. The warrants expire five years after the completion of our initial business combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice if, and only if, the last sales prices of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period ending on the third business day before we send the notice of redemption. The units in the public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $150,000,000. Citigroup Global Markets Inc. acted as sole bookrunning manager and as representative of Deutsche Bank Securities Inc. The securities sold in the offering were registered under the Securities Act of 1933, as amended (the “Securities Act”), on a registration statement on Form S-1 (No. 333-167809). The SEC declared the registration statement effective on October 8, 2010.

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

We also consummated the simultaneous private sale of the Sponsor Warrants at a price of $0.75 per warrant (for an aggregate purchase price of $5,000,000). The Sponsor Warrants (including the common stock issuable upon exercise of the Sponsor Warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial business combination (except, among certain other limited exceptions, to our officers and directors and other persons or entities affiliated with the Sponsor) and they are not redeemable by the Company so long as they are held by our Sponsor or its permitted transferees. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the warrants sold as part of the units in our initial public offering, except that the Sponsor Warrants may be exercised by the holders on a cashless basis. The sale of the Sponsor Warrants was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from our initial public offering were $150.25 million and, of such proceeds, $149.25 million (or approximately $9.95 per unit sold in the initial public offering) was placed in a trust account.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-54151), filed with the Securities and Exchange Commission on October 15, 2010).

3.2

Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on

Form 8-K (File No. 000-54151), filed with the Securities and Exchange Commission on October 15, 2010).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on August 4, 2010).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on August 4, 2010).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-167809), filed with the Securities and Exchange Commission on August 4, 2010).

4.4	Warrant Agreement, dated as of October 8, 2010, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-54151), filed with the Securities and Exchange Commission on October 15, 2010).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2012	HICKS ACQUISITION COMPANY II, INC.

/s/ Christina Weaver Vest
	Name:	Christina Weaver Vest
	Title:	President, Chief Executive Officer and Chief Financial Officer